Form 10QSB
period 1996-06-30
CHESAPEAKE FINANCIAL SHARES INC
filed 1996-08-07
CIK 847538

U. S. Securities and Exchange commission
                     Washington, D.C.  20549

                           FORM 10-QSB

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996
                                        ----------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
          THE EXCHANGE ACT
          For the transition period from          to
            Commission file number 0-18543

                CHESAPEAKE FINANCIAL SHARES, INC.
- -----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

     Virginia                                54-1210845
  -------------------------------            -----------------
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)

   97 N. Main St., Kilmarnock, VA            22482
  -------------------------------------------------------------
   (Address of principal executive offices)  (Zip Code)

               (804) 435-1181
  -------------------------------------------------------------
   (Registrant's telephone number, including area code)

                         Not Applicable
  -------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes  X     No
                         ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 15, 1996.

          Class                    Outstanding at June 15, 1996
          ------                   ------------------------------

Common Stock, voting, $5.00 par value        851,463
Common Stock, non-voting, $5.00 par value             0

                CHESAPEAKE FINANCIAL SHARES, INC.

                           FORM 10-QSB

                              INDEX
                              -----

                  PART I - FINANCIAL INFORMATION

                                                       Page
                                                       ----

Item 1.   Financial Statements . . . . . . . . . . . . .      1-5

          Consolidated Balance Sheets
          June 30, 1996 and December 31, 1995. . . . . .      1-2

          Consolidated Statements of Earnings
          Three months ended June 30, 1996 and 1995. . .      3

          Consolidated Statements of Earnings
          Six months ended June 30, 1996 and 1995 . . . .     4

          Consolidated Statements of Cash Flows
          Six months ended June 30, 1996 and 1995. . . .      5

          Notes to Consolidated Financial Statements . .      6-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition Results of Operations . . . . . . .       9-14

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .      15

Item 2.   Changes in Securities. . . . . . . . . . . . .      15

Item 3.   Defaults Upon Senior Securities. . . . . . . .      15

Item 4.   Submission of Matters to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . .      15

Item 5.   Other Information. . . . . . . . . . . . . . .      15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .      16


Signatures. . . . . . . . . . . . . . . . . . . . . . . .      17







                               (i)
PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.        June 30,    December 31,
Consolidated Balance Sheets                   1996          1995
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                        ASSETS                     (Unaudited)
Cash and due from banks................... $4,048,089     $4,906,634
Federal funds sold........................    671,000              0
Time deposits with banks..................    100,059        450,375
Securities available for sale
 U.S. Treasury securities (book value of
 $3,815,413-1996 and $4,577,242-1995).....  3,771,953      4,583,406
 U.S. Government agencies (book value of
 $19,737,333-1996 and $22,229,225-1995)..  19,605,804     22,339,586
Obligations of state and political
 subdivisions (book value of
 $9,975,546-1996 and $9,637,280-1995).....  9,674,899      9,636,988
 Other Securities (book value $561,500-1996
 and $541,300-1995........................    561,500        541,300

Loans..................................... 85,799,672     82,454,851
 Less: Unearned discount..................          0         (1,019)
 Less: Reserve for loan loss.............. (1,592,397)    (1,463,181)
                                           --------------------------
   Net loans.............................. 84,207,275     80,990,651

Bank premises and equipment, net..........  2,984,657      2,851,591
Accrued interest receivable...............  1,017,633      1,084,802
Intangible assets, net....................    126,000        168,000
Other assets..............................  3,987,423      3,704,219
                                           --------------------------
   Total assets...........................$130,756,292  $131,257,552
                                           ==========================























See accompanying notes to consolidated financial statements.  Page: 1
PART I.  Item 1. - FINANCIAL INFORMATION     June 30,    December 31,
Chesapeake Financial Shares, Inc.              1996           1995
Consolidated Balance Sheets
- ---------------------------------------------------------------------
      LIABILITIES AND SHAREHOLDERS' EQUITY          (Unaudited)

Deposits
   Noninterest bearing deposits...........$ 14,014,937  $ 14,225,310
   Savings and interest bearing deposits..  40,007,239    37,292,683
   Certificates of deposit................  63,616,708    67,169,319
                                           -------------------------
     Total deposits....................... 117,638,884   118,687,312

Federal funds purchased...................           0       115,000
Accrued interest payable..................     238,669       256,034
Other liabilities.........................   1,331,969       763,784
Note payable..............................     312,500       387,500
                                           -------------------------
     Total liabilities.................... 119,522,022   120,209,630

Commitments
Shareholders' equity
   Preferred stock, par value $1 per share;
     authorized 50,000 shares; none
     outstanding                                     0             0
   Common stock, voting...................   4,257,315     4,275,685
   Common stock, non-voting...............           0             0
                 voting         non-voting
            6/30/96   12/31/95  6/30/96 12/31/95
            -------   --------  ----------------
Shares auth.2,000,000 2,000,000 635,000  635,000
Shares o/s..  851,463   855,137       0        0
Paid in capital...........................      578,809      605,669
Unrealized gains (losses) on securities
   available for sale.....................     (309,164)      78,860
Retained earnings.........................    6,707,310    6,087,708
                                              ----------------------
     Total shareholders' equity              11,234,270   11,047,922
                                              ----------------------
     Total liabilities and
          Shareholders' equity...........  $130,756,292 $131,257,552














See accompanying notes to consolidated financial statements.  Page: 2
PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                Three Months Ended
Consolidated Statements of Earnings                    June 30,
                                               1996              1995
- ---------------------------------------------------------------------
                Interest Income                      (Unaudited)

Interest and fees on loans.................   $2,005,573   $1,808,571
Interest on federal funds sold.............       $3,662       18,033
Interest on time deposits with banks.......      $26,585       23,339
Interest on U.S. Treasury securities.......      $58,383       63,526
Interest on obligations of U.S. Agency
     Obligations...........................     $276,862      390,826
Interest on obligations of state and
     political subs........................     $128,097       54,766
                                               ----------------------
     Total interest income                     2,499,162    2,359,061

                Interest Expense

Interest on savings and interest bearing
     deposits..............................      250,612      371,041
Interest on certificates of deposit........      880,370      748,000
Interest on federal funds purchased........       10,321        1,137
Other interest expense.....................        7,307       11,864
                                               ----------------------
     Total interest expense                    1,148,610    1,132,042
                                               ----------------------
Net interest income........................    1,350,552    1,227,019
Provision for loan losses..................       37,500       30,000
                                               ----------------------
Net interest income after provision for
     loan losses...........................    1,313,052    1,197,019
                                               ----------------------
                Noninterest Income

Income from fiduciary activities...........      193,313      174,087
Service charges on deposit accounts........      130,755      118,709
Securities gains (losses) -net.............            0         (355)
Merchant card income.......................       67,349       48,714
ATM income.................................       41,940       11,241
Business manager income....................      107,351       66,898
Other income...............................       86,933      122,669
                                               ----------------------
     Total noninterest income                    627,641      541,963
                                               ----------------------
                Noninterest Expense

Salaries...................................      543,341      474,383
Employee benefits..........................      127,387      179,534
Occupancy expenses.........................      237,350      249,170
Trust expenses.............................        5,049        5,449
Amortization expense.......................       21,000       21,000
Deposit insurance..........................        1,000       64,059
Merchant card expense......................       53,412       39,274
ATM expense................................       67,842       19,549
Business manager expense..................       27,805        16,809
Other expenses............................      277,219       190,088
                                              -----------------------
     Total noninterest expense............    1,361,405     1,259,315
                                              -----------------------
Income before income taxes................      579,288       479,667
Income taxes..............................      159,500       135,072
                                              -----------------------
     Net income...........................    $ 419,788     $ 344,595
                                              =======================
Earnings per share........................        $0.49         $0.40












































See accompanying notes to consolidated financial statements.  Page: 3
PART I. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                Six Months Ended
Consolidated Statements of Earnings                   June 30,
                                                 1996             1995
- ----------------------------------------------------------------------
               Interest Income                       (Unaudited)

Interest and fees on loans.................   $3,937,597   $3,515,945
Interest on federal funds sold.............       12,415       19,385
Interest on time deposits with banks.......       34,377       46,995
Interest on U.S. Treasury Securities             119,939      126,676
Interest on obligations of U.S. Agency
     Obligations...........................      585,504      792,409
Interest on obligations of state of
     Political subs........................      254,064      114,537
                                               ----------------------
     Total interest income                     4,943,896    4,615,947
                                               ----------------------
               Interest Expense

Interest on savings and interest bearing
     deposits.............................       503,300      744,922
Interest on certificates of deposit.......     1,810,292    1,348,305
Interest on federal funds purchased.......        11,333       23,485
Other interest expense....................        15,568       24,149
                                               ----------------------
     Total interest expense                    2,340,493    2,140,861
                                               ----------------------
Net interest income.......................     2,603,403    2,475,086
Provision for loan loss...................        75,000       45,000
                                               ----------------------
Net interest income after provision for
     loan losses..........................     2,528,403    2,430,086
                                               ----------------------
               Non-interest Income

Income from fiduciary activities..........       366,074      307,249
Service charges on deposit accounts.......       252,633      241,830
Securities gains (losses) -net............        (4,958)      (2,268)
Merchant card income......................        89,316       61,269
ATM income................................        58,787       18,240
Business manager income...................       180,498       66,898
Other income..............................       178,055      221,614
                                               ----------------------
     Total non-interest income............     1,120,405      914,832
                                               ----------------------
               Non-interest Expense

Salaries..................................      1,093,662     967,593
Employee Benefits.........................        256,794     344,962
Occupancy expenses........................        479,779     359,922
Trust expenses............................         12,754      19,027
Amortization Expense......................         42,000      42,000
Deposit Insurance.........................          1,500     128,118
Merchant card expense.....................         74,167      53,890
ATM expense...............................        107,123      30,736
Business manager expense.................          40,587      16,809
Other expenses...........................         547,386     500,783
                                               ----------------------
     Total non-interest expense..........       2,655,752   2,463,840
                                               ----------------------
Income before income taxes...............         993,056     881,078
Applicable income taxes..................         264,500     250,000
                                               ----------------------
     Net income..........................      $  728,556  $  631,078
                                               ======================
Earnings per share - Primary.............           $0.84       $0.73












































See accompanying notes to consolidated financial statements.  Page: 4

PART I. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                Six Months Ended
Consolidated Statements of Cash Flows                 June 30,
                                                 1996             1995
- ----------------------------------------------------------------------
                                                     (Unaudited)
        Cash flows from operating activities:

Net income.................................   $ 728,556   $ 631,078
Adjustments to reconcile net income to
   net cash provided by (used for)
   operating activities:
 Depreciation and amortization............      247,443     113,902
 Provision for loan losses.................      75,000      45,000
 (Accretion) of disc. And amort.
     of premiums, net......................     165,231     141,568
 Net (gain) loss on sale of securities.....       4,958       2,268
 Changes in assets and liabilities:
   Decrease (increase) in accr. interest
      receivable...........................      67,169      44,675
   Decrease (increase) in other assets.....     (79,359) (1,026,258)
   Increase (decrease) in accrued
      interest payable                          (17,365)     30,131
   Increase (decrease) in other liabilities     568,185    (196,427)
                                              ----------------------
Net cash provided by (used for) operating
   activities..............................   1,759,818    (214,063)
                                              ----------------------
        Cash flows from investing activities:
Net (increase) decrease in time deposits
   with banks..............................     350,316     582,380
Proceeds from maturities of investment
   securities..............................           0     755,000
Purchases of securities available for sale.  (6,742,216)   (200,000)
Proceeds from sale or call of securities
   available for sale......................   4,658,677     499,204
Proceeds from maturities of securities
   available for sale......................   4,808,605   1,010,806
Origination of loans available for sale....  (2,164,502)   (244,000)
Proceeds from sale of loans available
   For sale................................   1,723,900     244,000
Net (increase) decrease in loans outstanding (2,851,022) (2,954,470)
Other capital expenditures.................    (338,509)   (291,793)
                                              ----------------------
Net cash provided by (used for) investing
   activities..............................    (554,751)   (598,873)
                                              ----------------------
        Cash flows from financing activities:
Net increase (decrease) in demand accounts,
   Interest bearing demand deposit accounts
   and savings deposits....................   2,504,183  (3,059,210)
Net increase (decrease) in certificates
   of deposit..............................  (3,552,611)  5,413,796
Net decrease in federal funds purchased....    (115,000)   (850,000)
Cash dividends.............................    (119,252)  (103,690)

Proceeds from issuance of voting common
   stock...................................      10,000          0
Acquisition of voting common stock.........     (44,932)   (83,683)
Curtailment of long-term borrowings........     (75,000)   (75,000)
                                              ---------------------
Net cash provided by (used for) financing
   activities..............................  (1,392,612) 1,242,213

Net (decrease) increase in cash and federal
   funds sold..............................    (187,545)   429,277
Cash and federal funds sold at beginning
   of period...............................   4,906,634  3,586,697
                                              --------------------
Cash and federal funds sold at end of period. $4,719,089 $4,015,974
                                             =====================








































See accompanying notes to consolidated financial statements.  Page: 5
PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.) 6/96-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements
- ---------------------------------------------------------------------

1. Chesapeake Financial Shares, Inc. ("CFS) owns 100% of Chesapeake Bank (the "Bank"). Two additional subsidiaries, Chesapeake Mortgage Company, Inc. and Chesapeake Insurance Agency, Inc. are wholly-owned subsidiaries of CFS and the Bank, respectively. The consolidated financial statements include the accounts of CFS and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated.

2. The accounting and reporting policies of the registrant conform to generally accepted accounting principles and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included.

     These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant's 1995 Annual Report to Shareholders.

3. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the year. The number of common shares and common stock equivalents used for June 30, 1996 and December 31, 1995 were 865,642 and 868,608, respectively.

4. CFS adopted FASB No. 115, "Accounting for Certain Investment in Debt and Equity Securities" effective beginning January l, 1994. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair market values and for all investment in debt securities. Those investments are classified in three categories and accounted for as follows:

     a. Securities Held to Maturity- Securities classified as held to maturity are those debt securities CFS has both the intent and the ability to hold to maturity regardless of changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. CFS held no assets classified as Held to Maturity at December 31, 1995 or June 30, 1996.

     b. Securities Available for Sale- Securities classified as available for sale are those debt and equity securities that CFS intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of CFS's assets and liabilities, liquidity needs, regulatory capital


                                             Page: 6
PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.) 6/96-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements
- ---------------------------------------------------------------------

considerations, and other factors. Securities available for sale are carried at fair market value. Unrealized gains or losses are reported as increases or decreases in shareholder's equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

     c. Trading Securities- Trading securities, which are generally held for short term in anticipation of market gains, are carried at fair market value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no assets classified as Trading Securities at December 31, 1995 or June 31, 1996.

5. Loans are stated at face value, net of unearned discount and the reserve for loan losses. Interest is computed by methods which result in level rates of return on principal. Generally, interest is not accrued on loans over ninety days past due. Interest on loans that are placed on nonaccrual status and which management considers to be uncollectible is charged off. Nonrefundable loan fees and direct loan origination costs are recognized in operations when received and incurred, respectively. The impact of this methodology is not significantly different from recognizing the net of these fees and costs over the contractual life of the related loan.

     Mortgage loans held for resale are stated at the lower of cost or market on an individual basis. Loan discounts and origination fees received on loans held for resale are deferred until the related loans are sold to third party investors. Gains are recognized at the time of sale.

6. Statement of Financial Accounting Standards NO. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," establishes standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement was effective for fiscal years beginning after December 31, 1995. The Statement does not have a material impact on CFS.

     Statement of Financial Accounting Standards No. 122, "Accounting for Mortgaging Servicing Rights," amends FASB No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as separate assets rights to servicing


Page: 7 PART I. Item 1. - FINANCIAL INFORMATION (cont'd.) 6/96-10QSB Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements
- ---------------------------------------------------------------------

mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights should allocate the total cost of the mortgage loans to the servicing rights and the loans (without the mortgage servicing rights) based on their fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans (without the servicing rights) and no cost should be allocated to the mortgage servicing rights. The statement was effective for transactions in the fiscal years beginning after December 31, 1995. The statement does not have a material impact on CFS.



































                                             Page: 8
PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 6/96-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)
- ------------------------------------------------------------------

A.  Summary - liquidity and capital resources

     Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. The CFS's primary sources of liquidity continue to be federal funds sold, time deposits with banks and securities maturing within one year. The repayment and sale of loans also provides liquidity. The total of federal funds sold, time deposits with banks and securities maturing within one year at June 30, 1996 was approximately $9,501,000, compared to $7,354,000 one year ago and $7,370,000 at December 31, 1995.

     The liquidity ratio at June 30, 1996 was 30%, compared with 30% one year ago. This ratio is arrived at by dividing net liquid assets (sum of total Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management has found in the past that 18% represents a sufficient level of liquidity to meet cash needs.

     Management believes capital is adequate to meet current needs. Since Chesapeake Financial Shares has total assets of less than $150 million, the capital requirements of only the subsidiary, Chesapeake Bank are used for regulatory purposes. Unencumbered capital (total capital net of unrealized securities gains/losses less intangibles plus reserves) as a percent of total adjusted assets (total assets less intangibles plus reserves) was 9.6% at June 30, 1996 and 9.3% at December 31, 1995, for CFS.

     Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%. At June 30, 1996 and December 31, 1995 the Bank's ratio of Tier 1 risk based capital to risk-adjusted assets was 13.2% and 12.9%, respectively. Total risked based capital to risk weighted assets was 14.4% and 14.2% at June 30, 1996 and December 31, 1995, respectively. Tier one leverage capital was 8.7% and 8.3% at June 30, 1996 and December 31, 1995, respectively.

B.  Results of operations:

     Earnings Summary:

          Net income was $728,556 for the six months ended June 30, 1996, compared with income of $631,078 for the same period in 1995.


                                             Page: 9

PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 6/96-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)
- ------------------------------------------------------------------

On a per share basis, the net profit was $.84 for the first six months, compared with $.73 per share for the same period in the prior year. The increase in earnings resulted primarily from a $98,317 or 4.0% increase in net interest income after provision and a $205,573 or 22.5% increase in noninterest income. The Company experienced a net increase in noninterest expense of $191,912 or 7.8%.

     Net Interest Income:

          Chesapeake Financial Shares' results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 1996, the Company's interest-earning assets exceeded its interest-bearing liabilities by approximately $13.6 million, compared with a $16.2 million excess one year ago.

          Net interest margins are up at 4.49% at June 30, 1996 compared to 4.40% at June 30, 1995. Chesapeake Bank has maintained competitive rates throughout the last year without being aggressive. The January 96 decrease in the New York prime rate had a negative impact on margins during the first quarter. However, margins have improved as our loan to deposit ratio has risen from below 70% at December 31, 1995, to 73% at June 30, 1996.

          Loan returns continue to improve as loans reprice to a mix of some higher and some lower, prime based indexes. The securities portfolio has been repositioned for improved yields with no significant increases in risk. This has improved the overall contribution from the investment portfolio.

     Provision for Loan Losses:

          The loan loss provision is a charge against earnings necessary to maintain the reserve for loan losses at a level consistent with management's evaluation of the credit quality and risk adverseness of the portfolio. Management makes a quarterly evaluation as to the adequacy of the current loan loss reserve. Management's detailed analysis as of June 30, 1996 supports the adequacy of the current loan loss level of $1.6 million.

          Chesapeake Bank's management maintains a reserve for loan loss which they feel represents a conservative estimate of potential losses in the Bank's loan portfolio. The methodology incorporates subjective factors into the evaluation of the adequacy of the ALLL such as:



                                             Page: 10
PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 6/96-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)
- ------------------------------------------------------------------

     	  The effect of volume and trends in delinquencies and nonaccruals
     	  The effect of trends in portfolio volume, maturity, and composition
     	  An estimate of future loss on all significant loans and assessment of underwriting and lending policies and procedures including those for charge off, collection and recovery
     	  Experience, ability and depth of lending management and staff
     	  The effect of national and local economic conditions and downturns in specific industries
     	  Concentrations of credit that might affect loss experience across one or more components of the portfolio
     	  Taking into account results of any independent reviews of the portfolio

          The loan loss reserve is 1.9% and 1.8% of gross loans as of June 30, 1996 and December 31, 1995 respectively. The loan portfolio is reviewed on an annual basis by outside parties.

     Noninterest Income:

          Noninterest income is up 22.5% or $205,573 from the same period last year. Trust income is up 19.1%, or $58,825, from June 30, 1995. This increase was due to the timing of executor and estate fees this quarter and the general level of business. Service charges on deposit accounts were up $10,803 or 4.5% from June 30, 1995.

          Bank management has changed the merchant card program to a principal member of the VISA/MASTERCARD Network and completed the first year on the program as of March this year. This has generated approximately $28,047 more in gross revenue than in the same period last year. The ATM fee income to date is $58,787. The Bank had only $18,240 from ATM fee income as of June 30, 1995. The Bank has 16 ATMs operational as of the end of June, 1996.

          Chesapeake Bank is also offering an accounting/bookkeeping service to assist business owners in their cash management. This service, called Business Manager, has generated $180,498 in gross revenue for the first six months ended June 30, 1996, compared to the same period last year of $66,898. All mortgage related fees are down due to the interest rate environment, including inspection fees, mortgage insurance income, and appraisal fees. Other income is down





Page: 11 PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 6/96-10QSB Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)
- ------------------------------------------------------------------

$43,559 or 19.7% from the 1995 level of $221,614 due to a tax refund last year of $38,312.

     Noninterest Expenses:

          Employee salaries expenses amounted to $1,093,662 and $967,593 as of June 30, 1996 and 1995, respectively. The company has been in the process of retraining and restaffing through attrition to provide a more sales and incentive oriented environment. Some positions have not been filled and those tasks have been eliminated or reassigned. Further effeciencies are expected as we utilize the features of a new banking software system installed in February of this year. We have opened a new branch in Williamsburg in July and additional staff was added during the second quarter. Benefits expense is down 25.9% or $88,168 over June 30, 1995 due primarily to reduced expenses related to the pension plan and keyman insurance coverage. Occupancy expenses are up 33.3% or $119,857 from June 30, 1995 primarily due to leasehold improvements and rent increases at the Bank's Loan Processing Center, leasehold expenses at the James City County Winn-Dixie Office and some one-time maintenance expenses at other branches. There are additional expenses associated with renovations to the Operations Center and the new Branch opening in Williamsburg.


          Merchant Card expenses are up 37.6% due to increased volume in the program. Profit margins are expected to improve in 1997. ATM expenses are up due to the depreciation expenses associated with the expansion of the Bank's ATM network (now 16 ATMs). The ATM program is expected to break even during this quarter on fee income. Additional expense reduction will be realized in the ATM program due to planned changes in our ATM processing vendor.

          Deposit insurance costs were down due to a nationwide reduction in insurance premiums for well-capitalized banks. Other expenses were $547,386 for the six month period, compared with $500,783 for the same period one year ago. Increases in this area are primarily related to increases in travel and entertainment and training expenses. There is also a pare off expense of $10,037 related to the sale of loans held for resale.

          We completed the transition to the new Jack Henry &
Associates Banking Software product "Silverlake" during the first quarter of 1996.

          As of this report date the Bank has 16 ATM/cash dispensers in operation. Three were completed by December 31, 1994 in the Hayes


                                        Page: 12
PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 6/96-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)
- ------------------------------------------------------------------

office, the Gloucester Winn-Dixie Office and a cash dispenser at Cobbs Creek, in a convenience store. During 1995 Chesapeake Bank installed ATMs at the Kilmarnock office, James City County Winn-Dixie office, in front the Best Value department store in Mathews, in a convenience store at Glenns, in the lobby of the Rappahannock General Hospital, and two ATMs were installed at the Williamsburg Pottery facility.

          The Bank also has ATM machines at Fredericksburg, Disputania, Ashland, and in the East Coast Convenience Store, Route 17, and the Zooms Convenience Store on Route 5 in Williamsburg. An additional ATM was opened in July at the new Williamsburg Office at Route 5 and Ironbround Road.

     Assets and Loans:

          At June 30, 1996, Chesapeake Financial Shares had total assets of $130.8 million, down less than 1% from $131.3 million at December 31, 1995 and up 3.4% from $126.5 million of one year ago. Management has budgeted a 5.0% growth in total assets for 1996. Growth objectives have been set in loan growth, funded in part by the securities portfolio and by deposit growth.

          Total loans (gross) at June 30, 1996 were $85.8 million, representing an increase of 3.9% from December 31, 1995, when loans were $82.5 million. Chesapeake Bank's loan quality is exceptionally good as the following table shows:

                              6/30/96        12/31/95

          Nonaccrual loans    $ 169,049         $ 138,200
          90 days past due       17,826            71,505
          Restructured loans          0                 0
                                ________          ________
               Totals         $ 186,875         $ 209,705

          Management is confident there will be no loss incurred as the Bank is well secured on these assets. There are no troubled debt restructurings outstanding at the end of either period.

          Chesapeake Bank has experienced greatly reduced loan charge offs and increased recoveries as the credit quality has improved and effective collection techniques are used. Year to date charge offs through June 30, 1996 where $124,841 as compared to $12,438 as of June 30, 1995. Recoveries through June 30, 1996 were $179,057 as compared to $21,094 as of June 30, 1995. The recovery trend is not expected to continue.


                                             Page: 13

PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 6/96-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)
- ------------------------------------------------------------------


          Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director's Loan Review Committee. There have been no material changes in the concentrations of credit within the past six months which would warrant any additional reserve. The Bank's only concentrations of credit greater than 60% of capital are in residential real estate (290% of total capital) and commercial real estate (80% of total capital). Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

          The Bank's Other Real Estate Owned (OREO) portfolio currently has two properties with a total written down value of $245,000. Bank management is aggressively marketing these properties.


     Deposits:

          Deposits are down less than 1%, with total deposits amounting to $117.6 million, compared with $118.7 million at December 31, 1995. Deposits were $114.6 million at June 30, 1995. Competition for deposit dollars is keen with the past year's run up in interest rates and the volatility in the bond and equity markets. Management expects to grow the bank during the second six months to offset the loan demand.
























                                             Page: 14

PART II.  Item l. - OTHER INFORMATION 6/96-10QSB
Chesapeake Financial Shares, Inc.
Legal Proceedings
- ---------------------------------------------------------------------

None to report

PART II.  Item 2.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Changes in Securities
- ---------------------------------------------------------------------

None to report.

PART II.  Item 3.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Default Upon Senior Securities
- ---------------------------------------------------------------------

None to report.

PART II.  Item 4.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Submission of Matters to a Vote of Security Holders
- ---------------------------------------------------------------------

     Chesapeake Financial Shares' annual meeting of shareholders was held on Friday, April 5, 1996 in Irvington, Virginia. Information about the meeting and exhibits were provided with the Company's March 31, 1996, 10-QSB filing with the commission.

PART II.  Item 5.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Other Information
- ---------------------------------------------------------------------

     The first quarter of 1995 the Company had an examination of the corporate family by the Bureau of Financial Institutions, State Corporation Commission, Commonwealth of Virginia, and the Bank had a similar examination. Both examinations were as of December 31, 1994. The Bank also had an examination of its Transfer Agent Function by the Federal Reserve Bank of Richmond.

     During the third quarter of 1995, the Bank satisfactorily completed a Consumer Compliance Examination and a Community
Reinvestment Act Examination performed by the Federal Reserve Bank of
Richmond.

     During the first quarter of 1996 the Bank and CFS were examined by the Federal Reserve Bank of Richmond. As a result of all examinations during the last fifteen months, management is not aware of any current recommendations of the regulatory authorities which, if



                                             Page: 15

they were implemented, would have a material effect on liquidity, capital resources or operations.

     During the second quarter of 1996 the Bank was examined by the Federal Reserve Bank of Richmond Trust and EDP Examiners. As a result of these examinations management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations of the Bank.

PART II.  Item 6.  - OTHER INFORMATION 6/96-10QSB
Chesapeake Financial Shares, Inc.
Exhibits and Reports on Form 8-K

(Unaudited)
- ---------------------------------------------------------------------

(a)  Exhibit  2  Plan of acquisition, reorganization,          N/A
                arrangement, liquidation or succession

     Exhibit  4  Instruments defining the rights of security   N/A
                holders, including indentures

     Exhibit 10  Material contracts                            N/A

     Exhibit 11  Statement re: computation of earnings per     N/A
                share

     Exhibit 15  Letter re: unaudited interim financial        N/A
                information

     Exhibit 18  Letter re: change in accounting principles    N/A

     Exhibit 19  Report furnished to security holders          N/A

     Exhibit 22  Published report regarding matters            N/A
                submitted to vote of security holders

     Exhibit 23  Consents of experts and counsel               N/A

     Exhibit 24  Power of attorney                             N/A

     Exhibit 99  Additional exhibits                           N/A



(b)  No filings ere made on Form 8-K for the period.








                                             Page: 16
SIGNATURES
Chesapeake Financial Shares, Inc.
- ----------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Chesapeake Financial Shares, Inc.
                              ---------------------------------
                                          (Registrant)



     8/7/96                     s/s Douglas D. Monroe, Jr.
- -----------------------------   ---------------------------------
     (Date)                               (Signature)
                              Douglas D. Monroe, Jr.
                              Chairman and Chief Executive Officer



     8/7/96                     s/s John H. Hunt, II
- -----------------------------   ---------------------------------
     (Date)                               (Signature)
                              John H. Hunt, II
                              Secretary and Chief Financial Officer
























                                             Page: 17