Form 10QSB
period 1996-09-30
CHESAPEAKE FINANCIAL SHARES INC
filed 1996-11-13
CIK 847538

U. S. Securities and Exchange Commission
                     Washington, D.C.  20549

                           FORM 10-QSB

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended Septmber 30, 1996


[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
          THE EXCHANGE ACT
          For the transition period from          to
            Commission file number 0-18543

                CHESAPEAKE FINANCIAL SHARES, INC.

      (Exact name of registrant as specified in its charter)

     Virginia                                        54-1210845

   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)

   97 N. Main St., Kilmarnock, VA            22482

   (Address of principal executive offices)  (Zip Code)

               (804) 435-1181

   (Registrant's telephone number, including area code)

                         Not Applicable

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 15, 1996.

          Class                    Outstanding at October 15, 1996


Common Stock, voting, $5.00 par value         835,772
Common Stock, non-voting, $5.00 par value           0


                CHESAPEAKE FINANCIAL SHARES, INC.

                           FORM 10-QSB

                              INDEX


                  PART I - FINANCIAL INFORMATION

                                                       Page


Item 1.   Financial Statements . . . . . . . . . . . . .        	  1-5

          Consolidated Balance Sheets
          September 30, 1996 and December 31, 1995. . . . . .      1-2

          Consolidated Statements of Earnings
          Three months ended September 30, 1996 and 1995. . .      3

          Consolidated Statements of Earnings
          Nine months ended September 30, 1996 and 1995 . . . .    4

          Consolidated Statements of Cash Flows
          Nine months ended September 30, 1996 and 1995. . . .     5

          Notes to Consolidated Financial Statements . .           6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition Results of Operations                      		  9-13

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .      	    14

Item 2.   Changes in Securities. . . . . . . . . . . . .      	    14

Item 3.   Defaults Upon Senior Securities. . . . . . . .      	    14

Item 4.   Submission of Matters to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . .     		    14

Item 5.   Other Information. . . . . . . . . . . . . . .      	    14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .           15


Signatures. . . . . . . . . . . . . . . . . . . . . . . .    		    16





                                 I

PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.       	 September 30,    December 31,
Consolidated Balance Sheets                 	  1996          1995
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                        ASSETS                     (Unaudited)
Cash and due from banks...................	 $5,042,251     $4,906,634
Federal funds sold........................           0              0
Time deposits with banks..................   	      	0       	450,375
Securities available for sale
 U.S. Treasury securities (book value of
 $3,561,602-1996 and $4,577,242-1995).....   3,525,031      4,583,406
 U.S. Government agencies (book value of
 $20,590,931-1996 and $22,229,225-1995)..   20,548,219     22,339,586
Obligations of state and political
 subdivisions (book value of
 $10,172,887-1996 and $9,637,280-1995)....  10,012,051      9,636,988
 Other Securities (book value $711,500-1996
 and $541,300-1995........................     711,500        541,300

Loans.....................................		88,887,886     82,454,851
 Less: Unearned discount..................  	        0         (1,019)
 Less: Reserve for loan loss..............	 (1,632,370)    (1,463,181)
                                           --------------------------
   Net loans.............................. 	87,255,516     80,990,651

Bank premises and equipment, net..........   3,518,179      2,851,591
Accrued interest receivable...............     967,741      1,084,802
Intangible assets, net....................     105,000        168,000
Other assets..............................	  3,969,621      3,704,219
                                           --------------------------
   Total assets...........................	135,655,109   $131,257,552
                                           ============ =============




















See accompanying notes to consolidated financial statements.  Page: 1
PART I.  Item 1. - FINANCIAL INFORMATION    	September 30,  December 31,
Chesapeake Financial Shares, Inc.                1996          1995
Consolidated Balance Sheets
---------------------------------------------------------------------
      LIABILITIES AND SHAREHOLDERS' EQUITY          (Unaudited)

Deposits
   Noninterest bearing deposits...........   $ 14,889,279 $ 14,225,310
   Savings and interest bearing deposits..  	 	37,669,645   37,292,683
   Certificates of deposit................  			69,106,345   67,169,319
                                           			------------------------
     Total deposits....................... 		 121,665,269  118,687,312

Federal funds purchased...................        300,000      115,000
Accrued interest payable..................        238,860      256,034
Other liabilities.........................  			 1,697,474      763,784
Note payable..............................     	  275,000      387,500
                                           			------------------------
     Total liabilities.................... 	  124,176,603  120,209,630

Commitments
Shareholders' equity
   Preferred stock, par value $1 per share;
     authorized 50,000 shares; none
     outstanding                                       0             0
   Common stock, voting................... 		  4,178,860     4,275,685
   Common stock, non-voting...............        			  0             0
                   voting           non-voting
              9/30/96  12/31/95  9/30/96 12/31/95
            ---------  -------- ------- ---------
Shares auth. 2,000,000 2,000,000 635,000  635,000
Shares o/s..   835,772   855,137       0        0
Paid in capital........................... 	     443,568       605,669
Unrealized gains (losses) on securities
   available for sale..................... 		   (184,453)       78,860
Retained earnings.........................     7,040,531     6,087,708
                                             	 -----------------------
     Total shareholders' equity             		11,478,506    11,047,922
                                             	 -----------------------
     Total liabilities and
          Shareholders' equity...........   $135,655,109  $131,257,552
					                                        ============ ============











See accompanying notes to consolidated financial statements.  Page: 2
PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.			              Three Months Ended
Consolidated Statements of Earnings		                September 30,
                                                  1996           1995
-----------------------------------------------------------------------
                Interest Income                      (Unaudited)

Interest and fees on loans.................   		$2,034,675   $1,872,164
Interest on federal funds sold.............          5,028       42,929
Interest on time deposits with banks.......     		       0       21,098
Interest on U.S. Treasury securities.......     	   50,283       76,506
Interest on obligations of U.S. Agency
     Obligations...........................			     280,941      336,501
Interest on obligations of state and
     political subs........................			     152,686       78,968
                                               	-----------------------
     Total interest income                   		  2,523,613    2,428,166

                Interest Expense

Interest on savings and interest bearing
     deposits..............................			     251,931      372,041
Interest on certificates of deposit........  	     886,304      812,128
Interest on federal funds purchased........         10,441            0
Other interest expense.....................          6,267       10,607
                                               	-----------------------
     Total interest expense                  		  1,154,943    1,194,776
                                                -----------------------
Net interest income........................  		  1,368,670    1,233,390
Provision for loan losses..................         37,500       30,000
                                                -----------------------
Net interest income after provision for
     loan losses........................... 			  1,331,170    1,203,390
                                              		-----------------------
                Noninterest Income

Income from fiduciary activities........... 		     253,064      244,460
Service charges on deposit accounts........  	     122,700       92,889
Securities gains (losses) -net.............         10,889       (1,098)
Merchant card income.......................         76,584       33,241
ATM income.................................         40,820       17,332
Business manager income....................         97,505       93,357
Other income...............................        215,259      102,901
                                               		----------------------
     Total noninterest income                      816,821      583,082
                                               		----------------------
                Noninterest Expense

Salaries................................... 		     589,892      558,614
Employee benefits..........................        157,443      162,345
Occupancy expenses.........................      	 416,150      262,500
Trust expenses.............................          7,112        4,527
Amortization expense.......................         21,000       21,000
Deposit insurance..........................            500        7,695
Merchant card expense......................         76,982       52,089
ATM expense................................         48,148       39,167
Business manager expense..................          18,780       33,727
Other expenses............................      	  245,189      229,880
                                              			----------------------
     Total noninterest expense............    		 1,581,196    1,371,544
                                              	 	----------------------
Income before income taxes................         566,795      414,928
Income taxes..............................      	  164,870      125,800
                                              			----------------------
     Net income...........................    	  $ 401,925    $ 289,128
                                             			=======================
Earnings per share........................           $0.48        $0.34








































See accompanying notes to consolidated financial statements.  Page: 3
PART I. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                		Nine Months Ended
Consolidated Statements of Earnings             	     September 30,
                                                			1996         1995
--------------------------------------------------------------------------
               Interest Income                       (Unaudited)

Interest and fees on loans.................     $5,972,272   $5,388,110
Interest on federal funds sold.............       		17,443       62,314
Interest on time deposits with banks.......       		17,066       67,542
Interest on U.S. Treasury Securities               170,222      202,631
Interest on obligations of U.S. Agency
     Obligations...........................        883,756    1,069,229
Interest on obligations of state of
     Political subs........................        406,750      254,288
                                                -----------------------
     Total interest income                       7,467,509    7,044,114
                                                -----------------------
               Interest Expense

Interest on savings and interest bearing
     deposits.............................         755,231    1,116,963
Interest on certificates of deposit.......       2,696,596    2,160,433
Interest on federal funds purchased.......        		21,774       23,485
Other interest expense....................        		21,835       34,756
                                              	  ----------------------
     Total interest expense                    	 3,495,436    3,335,637
                                               	 ----------------------
Net interest income.......................     	 3,972,073    3,708,477
Provision for loan loss...................         112,500       75,000
                                                 ----------------------
Net interest income after provision for
     loan losses..........................       3,859,573    3,633,477
                                                 ----------------------
               Non-interest Income

Income from fiduciary activities..........         619,138      551,709
Service charges on deposit accounts.......         375,333      334,719
Securities gains (losses) -net............       		  5,931       (3,366)
Merchant card income......................         165,900       94,680
ATM income................................        		99,607       35,572
Business manager income...................         278,003      160,255
Other income..............................         393,314      324,344
                                              		  ---------------------
     Total non-interest income............       1,937,226    1,497,913
                                                 ----------------------
               Non-interest Expense

Salaries..................................       1,653,554    1,526,207
Employee Benefits.........................         444,237      507,307
Occupancy expenses........................         895,929      781,276
Trust expenses............................        		19,866       23,554
Amortization Expense......................        		63,000       63,000
Deposit Insurance.........................        	  2,000      120,423
Merchant card expense.....................         151,149      104,979
ATM expense...............................         155,271       69,903
Business manager expense.................         		59,367       50,536
Other expenses...........................          792,575      588,199
                                               	 ----------------------
     Total non-interest expense..........        4,236,948    3,835,384
                                                 ----------------------
Income before income taxes...............        1,559,851    1,296,006
Applicable income taxes..................          429,370      375,800
                                               	 ----------------------
     Net income..........................       $1,130,481   $  920,206
                                               	 ======================
Earnings per share - Primary.............         		 $1.33        $1.07

See accompanying notes to consolidated financial statements.  Page: 4



PART I. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                		Nine Months Ended
Consolidated Statements of Cash Flows            	    September 30,
                                                 		1996           1995
--------------------------------------------------------------------------
                                                     			     (Unaudited)
        Cash flows from operating activities:

Net income.................................      $1,130,481    $ 920,206
Adjustments to reconcile net income to
   net cash provided by (used for)
   operating activities:
 Depreciation and amortization............          576,390      248,124
 Provision for loan losses.................         112,500       75,000
 (Accretion) of disc. And amort.
     of premiums, net......................         212,460      185,892
 Net (gain) loss on sale of securities.....        		(5,931)       3,366
 Changes in assets and liabilities:
   Decrease (increase) in accr. interest
      receivable...........................         117,061       99,990
   Decrease (increase) in other assets.....        (265,402)  (1,522,834)
   Increase (decrease) in accrued
      interest payable                		            (17,174)      48,541
   Increase (decrease) in other liabilities         933,690       41,370
                                             		   ----------------------
Net cash provided by (used for) operating
   activities..............................       2,794,075       99,655
                                              		  ----------------------
        Cash flows from investing activities:
Net (increase) decrease in time deposits
   with banks..............................         450,375      348,036
Proceeds from maturities of investment
   securities..............................     		        0    1,470,000
Purchases of securities available for sale.  	  (12,467,472)    (714,215)
Proceeds from sale or call of securities
   available for sale......................       7,861,407      501,032
Proceeds from maturities of securities
   available for sale......................       6,298,078    2,517,793
Origination of loans available for sale....      (3,684,776)  (2,146,350)
Proceeds from sale of loans available
   For sale................................       3,684,776    2,146,350
Proceeds from sale of OREO.................          12,788       23,000
Net (increase) decrease in loans outstanding     (6,433,035)  (3,472,284)
Other capital expenditures.................        (749,726)    (542,429)
                                              	 ------------------------
Net cash provided by (used for) investing
   activities..............................      (5,027,585)     130,933
                                              	 ------------------------
        Cash flows from financing activities:
Net increase (decrease) in demand accounts,
   Interest bearing demand deposit accounts
   and savings deposits....................       1,040,931   (4,257,275)
Net increase (decrease) in certificates
   of deposit..............................       1,937,026    8,263,528
Net decrease in federal funds purchased....        (115,000)    (720,000)
Cash dividends.............................    	   (177,659)    (154,979)

Proceeds from issuance of voting common
   stock...................................          31,850            0
Acquisition of voting common stock.........        (235,521)    (136,230)
Curtailment of long-term borrowings........        (112,500)    (112,500)
                                              		  ----------------------
Net cash provided by (used for) financing
   activities..............................       2,369,127    2,882,544

Net (decrease) increase in cash and federal
   funds sold..............................         135,617    3,113,132
Cash and federal funds sold at beginning
   of period...............................	      4,906,634    3,586,697
                                              		  ----------------------
Cash and federal funds sold at end of period.    $5,042,251   $6,699,829
                                             		   ======================

See accompanying notes to consolidated financial statements.  Page: 5


PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.) 9/96-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements
---------------------------------------------------------------------

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

3. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the year. The number of common shares and common stock equivalents used for September 30, 1996 and December 31, 1995 were 835,772 and 868,608, respectively.

4. CFS adopted FASB No. 115, "Accounting for Certain Investment in Debt and Equity Securities" effective beginning January l, 1994. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair market values and for all investment in debt securities. Those investments are classified in three categories and accounted for as follows:

     a. Securities Held to Maturity- Securities classified as held to maturity are those debt securities CFS has both the intent and the ability to hold to maturity regardless of changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. CFS held no assets classified as Held to Maturity at December 31, 1995 or September 30, 1996.

     b. Securities Available for Sale- Securities classified as available for sale are those debt and equity securities that CFS intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of CFS's assets and liabilities, liquidity needs, regulatory capital
                                             Page: 6
PART I. Item 1. - FINANCIAL INFORMATION (cont'd.) 9/96-10QSB Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements
---------------------------------------------------------------------
considerations, and other factors. Securities available for sale are carried at fair market value. Unrealized gains or losses are reported as increases or decreases in shareholder's equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

     c. Trading Securities- Trading securities, which are generally held for short term in anticipation of market gains, are carried at fair market value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no assets classified as Trading Securities at December 31, 1995 or September 30, 1996.

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


PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.) 9/96-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements
---------------------------------------------------------------------

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

































                                             Page: 8
PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/96-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)
------------------------------------------------------------------

A.  Summary - liquidity and capital resources

     Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. The CFS's primary sources of liquidity continue to be federal funds sold, time deposits with banks and securities maturing within one year. The repayment and sale of loans also provides liquidity. The total of federal funds sold, time deposits with banks and securities maturing within one year at September 30, 1996 was approximately $3,538,000, compared to $10,794,000 one year ago and $7,370,000 at December 31, 1995.

     The liquidity ratio at September 30, 1996 was 30%, compared with 30% one year ago. This ratio is arrived at by dividing net liquid assets (sum of total Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management has found in the past that 18% represents a sufficient level of liquidity to meet cash needs.

     Management believes capital is adequate to meet current needs.
Since Chesapeake Financial Shares has total assets of less than $150 million, the capital requirements of only the subsidiary, Chesapeake
Bank are used for regulatory purposes. Unencumbered capital (total capital net of unrealized securities gains/losses less intangibles plus reserves) as a percent of total adjusted assets (total assets less intangibles plus reserves) was 9.6% at September 30, 1996 and 9.3% at December 31, 1995, for CFS.

     Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%. At September 30, 1996 and December 31, 1995 the Bank's ratio of Tier 1 risk based capital to risk-adjusted assets was 12.6% and 12.9%, respectively. Total risked based capital to risk weighted assets was 13.9% and 14.2% at September 30, 1996 and December 31, 1995, respectively. Tier one leverage capital was 8.7% and 8.3% at September 30, 1996 and December 31, 1995, respectively.

B.  Results of operations:

     Earnings Summary:

          Net income was $1,130,481 for the nine months ended September 30, 1996, compared with income of $920,206 for the same period in 1995.

                                             Page: 9


PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/96-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)
------------------------------------------------------------------

On a per share basis, the net profit was $1.33 for the first nine months, compared with $1.07 per share for the same period in the prior year. The increase in earnings resulted primarily from a $226,096 or 6.2% increase in net interest income after provision and a $439,313 or 29.3% increase in noninterest income. The Company experienced a net increase in noninterest expense of $401,564 or 10.5%.

     Net Interest Income:

          Chesapeake Financial Shares' results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At September 30, 1996, the Company's interest-earning assets exceeded its interest-bearing liabilities by approximately $15.2 million, compared with a $17.4 million excess one year ago.

          Net interest margins are up at 4.60% at September 30, 1996 compared to 4.30% at September 30, 1995. Chesapeake Bank has maintained competitive rates throughout the past year without being aggressive.
The January 96 decrease in the New York prime rate had a negative impact on margins during the first quarter. However, margins have improved as our loan to deposit ratio has risen from below 70% at December 31, 1995, to over 73% at September 30, 1996.

          Loan returns continue to improve as loans reprice to a mix of some higher and some lower, prime based indexes. The securities portfolio has been repositioned for improved yields with no significant increases in risk. This has improved the overall contribution from the investment portfolio.

     Provision for Loan Losses:

          The loan loss provision is a charge against earnings necessary to maintain the reserve for loan losses at a level consistent with management's evaluation of the credit quality and risk adverseness of the portfolio. Management makes a quarterly evaluation as to the adequacy of the current loan loss reserve. Management's detailed analysis as of September 30, 1996 supports the adequacy of the current loan loss level of $1.6 million.

          Chesapeake Bank's management maintains a reserve for loan loss which they feel represents a conservative estimate of potential losses in the Bank's loan portfolio. The methodology incorporates subjective factors into the evaluation of the adequacy of the ALLL such as:

                                             Page: 10
PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/96-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)
------------------------------------------------------------------

     	o The effect of volume and trends in delinquencies and nonaccruals
     	o The effect of trends in portfolio volume, maturity, and composition
     	o An estimate of future loss on all significant loans and assessment of underwriting and lending policies and procedures including those for charge off, collection and recovery
     	o Experience, ability and depth of lending management and staff
     	o The effect of national and local economic conditions and downturns in specific industries
     	o Concentrations of credit that might affect loss experience across one or more components of the portfolio
     	o Taking into account results of any independent reviews of the portfolio

          The loan loss reserve is 1.8% and 1.8% of gross loans as of September 30, 1996 and December 31, 1995 respectively. The loan portfolio is reviewed on an annual basis by outside parties.

     Noninterest Income:

          Noninterest income is up 29.3% or $439,313 from the same period last year. Trust income is up 12.2%, or $67,429, from September 30, 1995. This increase was due to volume increases in total managed assets this quarter and the general level of business. Service charges on deposit accounts were up $40,614 or 12.1% from September 30, 1995.

          Bank management has changed the merchant card program to a principal member of the VISA/MASTERCARD Network and completed the first year on the program as of March this year. This has generated approximately $71,220 more in gross revenue than in the same period last year. The ATM fee income to date is $99,607. The Bank had only
$35,572 from ATM fee income as of September 30, 1995. The Bank has 17 ATMs operational as of the end of September, 1996. The Bank charges a nominal fee for use of its ATMs by non-customers. This practice started at the end of the second quarter this year and covers most of the ATMs.

          Chesapeake Bank is also offering an accounting/bookkeeping service to assist business owners in their cash management. This service, called Business Manager, has generated $278,003 in gross revenue for the first nine months ended September 30, 1996, compared to the same period last year of $160,255. All mortgage related fees are down due to the interest rate environment, including inspection fees, mortgage insurance income, and appraisal fees. Other income is up

                                             Page: 1


PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/96-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)
------------------------------------------------------------------
$68,970 or 21.3% from the 1995 level of $324,344 due in part to a restitution payment of approximately $110,000 made by a former employee as a result of an impropriety. Other income from operations is otherwise down slightly due to a tax refund last year of $38,312.

     Noninterest Expenses:

	Employee salaries expenses amounted to $1,653,554 and $1,526,207 as of September 30, 1996 and 1995, respectively. The company has been in the process of retraining and restaffing through attrition to provide a more sales and incentive oriented environment. Some positions have not been filled and those tasks have been eliminated or reassigned. Further effeciencies are expected as we utilize the features of a new banking software system installed in February of this year. We have opened a new branch in Williamsburg in July and additional staff was added during the second quarter. Benefits expense is down 12.4% or $63,070 over September 30, 1995 due primarily to reduced expenses related to the pension plan and medical insurance coverage.

	Occupancy expenses are up 14.6% or $114,653 from September 30, 1995 primarily due to leasehold improvements and rent increases at the Bank's Loan Processing Center, leasehold expenses at the James City County Winn-Dixie Office and some one-time maintenance expenses at other branches. There are additional expenses associated with renovations to the Operations Center and the new Branch opening in Williamsburg.

          Merchant Card expenses are up 44.0% due to increased volume in the program. Profit margins are expected to improve in 1997. ATM expenses are up due to the depreciation expenses associated with the expansion of the Bank's ATM network (now 17 ATMs) and volumes are still below break even targets. The ATM program was expected to break even by the end of the year. However, expected operational expense reductions will not be realized in the ATM program until the first quarter of 1997 when we will change our ATM processing vendor.

          Deposit insurance costs were down due to a nationwide reduction in insurance premiums for well-capitalized banks. Other expenses were $792,575 for the nine month period, compared with $588,199 for the same period one year ago. Increases in this area are primarily related to increases in delivery and transportation, miscellaneous professional fees, travel, and training expenses.

          We completed the transition to the new Jack Henry &
Associates Banking Software product "Silverlake" during the first quarter of 1996.

          As of this report date the Bank has 17 ATM/cash dispensers in operation. Three were completed by December 31, 1994 in the Hayes
                                        Page: 1


PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 9/96-10QSB Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)
------------------------------------------------------------------
office, the Gloucester Winn-Dixie Office and a cash dispenser at Cobbs Creek, in a convenience store. During 1995 Chesapeake Bank installed ATMs at the Kilmarnock office, James City County Winn-Dixie office, in front the Best Value department store in Mathews, in a convenience store at Glenns, in the lobby of the Rappahannock General Hospital, and two ATMs were installed at the Williamsburg Pottery facility.

          The Bank also has ATM machines at Fredericksburg, Disputania, Ashland, and in the East Coast Convenience Store, Route
17, and the Zooms Convenience Store on Route 5 in Williamsburg.
Additional ATMs were opened during the summer at the new Williamsburg Office at Route 5 and Ironbround Road and in Opal, Virginia.

     Assets and Loans:

          At September 30, 1996, Chesapeake Financial Shares had total assets of $135.7 million, up 3.4% from $131.3 million at December 31, 1995 and up 5.5% from $128.6 million of one year ago. Management has budgeted a 5.0% growth in total assets for 1996.
Growth objectives have been set in loan growth, funded in part by the securities portfolio and by deposit growth.

          Total loans (gross) at September 30, 1996 were $88.9 million, representing an increase of 7.8% from December 31, 1995, when loans were $82.5 million. Chesapeake Bank's loan quality is exceptionally good as the following table shows. While the absolute numbers are up from December 31, 1995, they are nominal as a per cent of loans or capital compared to peer group. Management is confident that no delinquency trends are developing.

                                        		9/30/96         12/31/95

          Nonaccrual loans    	          $ 385,759       $ 138,200
          90 days past due                 116,788          71,505
          Restructured loans          	          0               0
                                	         ________        ________
               Totals         	          $ 502,547       $ 209,705

          Management is confident there will be no loss incurred as the Bank is well secured on these assets. There are no troubled debt restructurings outstanding at the end of either period.

          Chesapeake Bank has experienced greatly reduced loan charge offs and increased recoveries as the credit quality has improved and effective collection techniques are used. Year to date charge offs through September 30, 1996 where $137,465 as compared to $27,530 as of September 30, 1995. Recoveries through September 30, 1996 were $194,155 as compared to $36,113 as of September 30, 1995. The recovery trend is not expected to continue.
                                             Page: 13

PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/96-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)
------------------------------------------------------------------


          Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director's Loan Review
Committee. There have been no material changes in the concentrations of credit within the past nine months which would warrant above average additions to the reserve. The Bank's only concentrations of credit greater than 60% of capital are in residential real estate (222% of total capital), the hospitality sector (73% of total capital), and the retail sector (68% of total capital). Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

          The Bank's Other Real Estate Owned (OREO) portfolio currently has two properties with a total written down value of $245,000. Bank management is aggressively marketing these properties.

     Deposits:

          Deposits are up 2.5%, with total deposits amounting to $121.7 million, compared with $118.7 million at December
31, 1995. Deposits were $116.3 million at September 30, 1995. Competition for deposit dollars is keen with the past year's run up in interest rates and the volatility in the bond and equity markets. Management has grown the Bank during the third quarter with specific deposit offerings to offset the loan demand.






















                                             Page: 14
PART II.  Item l. - OTHER INFORMATION 9/96-10QSB
Chesapeake Financial Shares, Inc.
Legal Proceedings
---------------------------------------------------------------------
None to report

PART II.  Item 2.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Changes in Securities
---------------------------------------------------------------------
None to report.

PART II.  Item 3.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Default Upon Senior Securities
---------------------------------------------------------------------
None to report.

PART II.  Item 4.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------
     Chesapeake Financial Shares' annual meeting of shareholders was held on Friday, April 5, 1996 in Irvington, Virginia. Information about the meeting and exhibits were provided with the Company's March 31, 1996, 10-QSB filing with the commission.

PART II.  Item 5.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Other Information
---------------------------------------------------------------------
     The first quarter of 1995 the Company had an examination of the corporate family by the Bureau of Financial Institutions, State Corporation Commission, Commonwealth of Virginia, and the Bank had a similar examination. Both examinations were as of December 31, 1994. The Bank also had an examination of its Transfer Agent Function by the Federal Reserve Bank of Richmond.

     During the third quarter of 1995, the Bank satisfactorily completed a Consumer Compliance Examination and a Community Reinvestment Act
Examination performed by the Federal Reserve Bank of Richmond.

     During the first quarter of 1996 the Bank and CFS were examined by the Federal Reserve Bank of Richmond. As a result of all examinations since January of 1995, management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations.

     During the second quarter of 1996 the Bank was examined by the Federal Reserve Bank of Richmond Trust and EDP Examiners. As a result of these examinations management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations of the Bank.
                                      Page: 15
PART II.  Item 6.  - OTHER INFORMATION 9/96-10QSB
Chesapeake Financial Shares, Inc.
Exhibits and Reports on Form 8-K

(Unaudited)
---------------------------------------------------------------------

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

     Exhibit 18  Letter re: change in accounting principles    N/A

     Exhibit 19  Report furnished to security holders          N/A

     Exhibit 22  Published report regarding matters            N/A
                submitted to vote of security holders

     Exhibit 23  Consents of experts and counsel               N/A

     Exhibit 24  Power of attorney                             N/A

     Exhibit 27 Financial Data Schedule                        Attached

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



     11/7/96                     s/s Douglas D. Monroe, Jr.
-----------------------------   ---------------------------------
     (Date)                               (Signature)
                              Douglas D. Monroe, Jr.
                              Chairman and Chief Executive Officer



     11/7/96                     s/s John H. Hunt, II
-----------------------------   ---------------------------------
     (Date)                               (Signature)
                              John H. Hunt, II
                              Secretary and Chief Financial Officer






















                                             Page: 17