Form 10KSB/A
period 1996-06-30
CHESAPEAKE FINANCIAL SHARES INC
filed 1996-12-05
CIK 847538

AMENDMENT

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
    (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes  X         No
                          ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 15, 1996.

          Class                              Outstanding at June 15, 1996
          ------                            -----------------------------
Common Stock, voting, $5.00 par value           851,463
Common Stock, non-voting, $5.00 par value             0


                CHESAPEAKE FINANCIAL SHARES, INC.

                           FORM 10-QSB Amendment

                              INDEX
                                  -----

Item   Exhibit 27 . . . . . . . . . . . . .    	  see attachment


Signatures. . . . . . . . . . . . . . .. . . .       next page










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



     11/5/96                     s/s Douglas D. Monroe, Jr.
-----------------------------   ---------------------------------
     (Date)                               (Signature)
                              Douglas D. Monroe, Jr.
                              Chairman and Chief Executive Officer



     11/5/96                     s/s John H. Hunt, II
-----------------------------   ---------------------------------
     (Date)                               (Signature)
                              John H. Hunt, II
                              Secretary and Chief Financial Officer