Form 10KSB40
period 1996-12-31
CHESAPEAKE FINANCIAL SHARES INC
filed 1997-03-31
CIK 847538

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996.

                         Commission file number 0-18543

                        CHESAPEAKE FINANCIAL SHARES, INC.

                  Virginia                                54-1210845
       (State or other jurisdiction of                  (I.R.S Employer
       incorporation or organization)                 Identification No.)

        1 N. Main St., Kilmarnock, VA                        22482
  (Address of principal executive offices)                (Zip Code)

         Issuer's telephone number, including area code: (804)-435-1181

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock ($5.00 par value)
                                (Title of Class)

Check  whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X           No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's Revenues for its most recent fiscal year $12,701,431.

As of March 1, 1997, the aggregate market value of Common Stock of Chesapeake Financial Shares, Inc. held by nonaffiliates was approximately $7,507,065 based upon the average sales price per share known to management during January and February 1997.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 1, 1997:

                       Class Outstanding at March 1, 1997
                       ---------------------------------
                      Common Stock, $5.00 par value 839,254

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated.

(1) Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated into Part II, Items 5 through 7 of this Form 10-KSB.

(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

Transitional Small Business Disclosure Format     Yes     No   X

                        CHESAPEAKE FINANCIAL SHARES, INC.
                                   FORM 10-KSB
                                      INDEX

                                     PART I


Item 1.       Description of Business
              Statistical Information

Item 2.       Description of Properties

Item 3.       Legal Proceedings

Item 4.       Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

Item 6.       Management's Discussion and Analysis or Plan of Operation

Item 7.       Financial Statements

Item 8.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act

Item 10.      Executive Compensation

Item 11.      Security Ownership of Certain Beneficial Owners and Management

Item 12.      Certain Relationships and Related Transactions

Item 13.      Exhibits and Reports on Form 8-K

Signatures


                                     PART I

Item 1. Description of Business

The Company

         Chesapeake Financial Shares, Inc. (the "Company") is an independent, community owned one-bank holding company based in Kilmarnock, Virginia. The Company was incorporated under the laws of the Commonwealth of Virginia in 1982 in connection with the reorganization of Chesapeake Bank (the "Bank") into a one-bank holding company structure. Today the Company conducts substantially all of its business activities through the wholly-owned subsidiary - the Bank. Additionally, the Company operates Chesapeake Mortgage Company, Inc., Chesapeake Insurance Agency, Inc., and CNB Properties, Inc.

         On December 31, 1996, the Company and its subsidiaries had 87 full-time equivalent employees.

The Bank

         The Bank is a full-service commercial bank incorporated under the laws of the Commonwealth of Virginia and traces its origins back to 1900. The Bank was formed by the merger on April 27, 1968 of Chesapeake Banking Company, headquartered in Lively, Virginia, and Lancaster National Bank, headquartered in Irvington, Virginia. Lancaster National Bank was originally chartered on April 14, 1900, and Chesapeake Banking Company was organized on October 15, 1920. The Bank (formerly Chesapeake National Bank) converted from a national to a state chartered bank on June 27,1995.

         The Bank has grown to provide a full range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, commercial, residential real estate and consumer loan services, safekeeping services and trust and estate services. The Bank is a member of the Federal Reserve System and its deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC").

         Total assets have increased 8.9%, 5.5%, and 3.0% for each of the years 1996, 1995, and 1994, respectively. Total loans increased to $90.4 or 11.6% at December 31, 1996, to $81.0 million or 8.3% at December 31, 1995, and to $74.8 million or 10.2% at December 31, 1994. Growth in total deposits has followed a similar pattern with increases of 7.5%, 5.7%, and 2.7%. The Gloucester Office was relocated in a new Winn-Dixie store during the fall of 1994, and the James City County Winn-Dixie Office was opened in May of 1995. The Five Forks/Williamsburg Office was opened in May of 1996. The Bank operates nine banking offices and seventeen ATMs.

         The Bank expanded its market area to James City County in the spring of 1995. The second full service banking facility was opened at Route 5 and Ironbound Road, southwest of Williamsburg. This branch has complimented the Winn-Dixie branch and ATM facilities currently in the county. The Bank's existing market area covers most of the area north of the Rappahannock River and south of the Potomac River known as the "Northern Neck", the area bounded on the south by the York River and on the north by the Rappahannock River, known as the "Middle Peninsula", and the Williamsburg area north of the James River.

         The Bank's current market area is largely rural. The principal business activities are primarily related to the small commercial enterprises and residential real estate due to the area's popularity as a retirement and summer home location. The growth of the York County - Williamsburg - Hampton triangle has provided additional commercial and residential business activity which diversifies revenue sources.

         With the exception of the Bank's Westminster Canterbury Office, the Gloucester Winn-Dixie Office, the James City County Winn-Dixie Office, the Five Forks Office, the Bank's Main Office and branch offices are held in fee, free of any encumbrances. The Westminster Canterbury Office is leased under an agreement that expires May 31, 2000. The Gloucester Courthouse and the James City County branches occupy facilities rented from Winn-Dixie Raleigh. The initial Gloucester lease on the premises expires in October of 1999, and the James City lease expires May of 2000. Both Winn-Dixie contracts have two five year renewals.

         The Bank's branch offices are located as follows:


Gloucester Winn-Dixie Office            Hayes Office                            Lively Office
Route 17                                Route 17                                Lively, Virginia
The Shoppes at Gloucester               Hayes Shopping Center
Gloucester, Virginia                    Hayes, Virginia

Rappahannock Westminster                Kilmarnock Office                       Mathews Office
Canterbury Office                       97 North Main Street                    Mathews Courthouse
Irvington, Virginia                     Kilmarnock, Virginia                    Mathews, Virginia

Irvington Office                        James City County                       Five Forks Office
Irvington, Virginia                     Winn-Dixie Office                       Rt. 5 & Ironbound Rd
                                        Williamsburg, Virginia                  Williamsburg, Va.


         The Company operates a separate office for its Loan Administration Department at 19 North Main Street, Kilmarnock, Virginia. This office is leased under an agreement that expires on April 1, 2002 and has a five year renewal. The Company has an operations center at 1 North Main Street in Kilmarnock, which it owns in fee and is unencumbered.

The Mortgage Company

         Chesapeake Mortgage Company, Inc. (the "Mortgage Company"), which is a wholly-owned subsidiary of the Company, completed its eleventh year of operations in 1996. The Mortgage Company operations area was consolidated with the Bank's loan operations/underwriting area at the end of 1995. This resulted in improved customer service while reducing over all costs. The Bank offers the same permanent fixed and adjustable rate home mortgage loans as the Mortgage Company. The Bank also solicits customers in the counties of Lancaster, Northumberland, Gloucester, Mathews, Middlesex, York and the James City County area. The Bank and the Mortgage Company comply with the guidelines of the Federal Home Loan Mortgage Corporation ("FHLMC"), and all loans are sold in the secondary market within fifteen to sixty days after the loan closing date.

         See "Lending Activities" below for further information on the mortgage lending services offered by the Bank.

The Title Company

         Chesapeake Insurance Agency, Inc., T/A Chesapeake Title Company, (the "Title Company"), which is a wholly-owned subsidiary of the Bank, completed its tenth year of operations in 1996. The Title Company has also had the operations area consolidated with the Bank. The Title Company offers annuity products and provides referrals to other companies for title insurance services.

Lending Activities

         The Company provides a wide range of commercial, real estate, and consumer loan services.

         Real Estate Lending. The Company's real estate loan portfolio (both mortgage and construction lending) continues to be its largest loan category as it amounted to $41.4 million at December 31, 1996, or 45.0% of its total loan portfolio. The Bank offers permanent fixed and adjustable rate first mortgage loans on one-to-four family residential properties. Most of the long-term fixed rate mortgages and the adjustable rate mortgages are underwritten and documented in accordance with the guidelines of the FHLMC and are sold in the secondary market within fifteen to sixty days after the loan closing date.

         The Bank emphasizes the origination of adjustable rate mortgages in order to increase the proportion of the Company's total loan portfolio with more frequent repricing. At December 31, 1996, 49.3% of the mortgage portfolio was subject to repricing or maturing within twelve months.

         The relative customer demand for adjustable-rate and fixed-rate residential mortgage loans has varied considerably, depending on such factors as the level of interest rates and expectations regarding future interest rates and the supply of new housing units placed on the market in the Company's trade area. At December 31, 1996, the mortgage portfolio amounted to $38.3 million, or 41.6% of total loans.

         As part of its residential lending program, the Bank offers construction loans with 80% loan-to-value ratios to qualified builders and individuals. Construction loans generally have terms of up to twelve months and interest rates which generally are fixed commitments. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. In addition to builders' projects, the Bank finances the construction of individual, owner-occupied houses where qualified contractors are involved. Construction loans are structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution.

         Construction loans afford the Bank the opportunity to charge higher loan origination fees, to increase the frequency of repricing of its loan portfolio and to earn yields higher than those obtainable on adjustable-rate loans secured by existing one - to four - family residential properties. These higher yields reflect the higher risks associated with construction lending, principally the difficulty in evaluating accurately the total funds required to complete a project and the post-completion value of the project. As a result, the Bank places a strong emphasis upon the borrower's ability to repay principal and interest.


         Consumer Lending. As the competitive and regulatory environments have changed, the Company has sought to expand its retail banking services to complement the range of traditional consumer services already offered. The Bank has placed increased emphasis on consumer loans (11.8% increase over 1995 and 43.2% increase in 1995 over 1994) because of their attractive yields and repricing characteristics. The Bank currently originates a variety of consumer loans, including lines of credit secured by owner-occupied real estate, real estate equity loans, boat loans, loans secured by deposits, unsecured loans and automobile loans. The Bank's consumer loan portfolio was approximately $14.6 million at December 31, 1996, or 15.8% of its total loan portfolio.

         Consumer loans generally are considered to entail greater risk than residential mortgage loans secured by first liens on owner-occupied properties. The Bank's underwriting and screening processes have been designed to reduce this risk and have, to date, limited the Bank's consumer delinquency rate to levels below industry averages. At December 31, 1996, 0.36% of the Bank's consumer loan portfolio was 30 days or more delinquent.

         Commercial Lending. Commercial lending activities to the Bank's commercial, industrial, agricultural, and governmental customers include the making of asset-based and other secured loans, making unsecured loans, and offering demand and term loans. Management believes commercial loans offer the potential for better yields and repricing characteristics than most other types of loans. At December 31, 1996, the Bank's commercial loan portfolio amounted to $33.3 million, or 36.1% of its total loan portfolio. See Note 3 to the Consolidated Financial Statements of the Company included in the Company's 1996 Annual Report to Shareholders ("1996 Annual Report"), specified portions of which are incorporated by reference herein (attached as Exhibit 13.0 to this Form 10-KSB), for a breakdown of the major loan classifications of the Bank. Of the $33.3 million of commercial loans at December 31, 1996, 73.8% of such loans either matured or were subject to repricing within one year. (see Table 4 at page 16).

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his employment and other income, commercial loans generally involve more risk. Commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of its business and are generally secured by business assets, such as accounts receivable, equipment, and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. At December 31, 1996, 90.5% of the commercial loans were secured by some form of collateral and 0.49% of the Bank's commercial loan portfolio was 30 days or more delinquent. See Table 6 at page 18 showing the amount of commercial loans charged off during 1996 and 1995.

Long-Term Debt

         See Note 6 to the Consolidated Financial Statements included in the Company's 1996 Annual Report, specified portions of which are incorporated by reference herein (attached as Exhibit 13.0 to this Form 10-KSB), for information concerning past term loan agreements of the Company. The existing line of credit agreement mentioned in Note 6 requires the Bank, among other things, to maintain its reserve for loan losses and certain minimum capital ratios as required by the Company's regulators.

         There is no line of credit balance outstanding at December 31, 1996.

         To secure this indebtedness of the Company to The Community Banker's Bank, the Company pledged its entire stock ownership interest in the Bank to The Community Banker's Bank. So long as no event of default shall occur under the loan agreement and related documents, the Company will be entitled to continue to receive all cash distributions and dividends with respect to the pledged shares and to vote such shares, and otherwise to have all rights as owner of the pledged shares, except the right to transfer or encumber such shares.

Competition

         The Bank is subject to intense competition from various financial institutions and other companies or firms that offer financial services. In its market area, the Company is and will be competing with several statewide banking institutions, including First Virginia Bank, Signet Bank, Crestar Bank, NationsBank of Virginia, N.A. and First Union. The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and with issuers of commercial paper and securities, such as money market and mutual funds. In making loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders. Federal and state legislative changes since 1982 have significantly increased competition among financial institutions, and current trends towards further deregulation may be expected to increase such competition even further. Many of the financial organizations in competition with the Company have greater financial resources than the Company and are able to offer similar services at varying costs with greater loan capacities.

Supervision and Regulation

         Bank holding companies and banks are extensively regulated under both federal and state law. The following description briefly discusses certain provisions of federal and state laws and certain regulations and proposed regulations and the potential impact of such provisions on the Company and the Bank.

         Bank Holding Companies. As a bank holding company registered under The Bank Holding Company Act of 1956 (the "BHCA"), the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

         The BHCA currently prohibits the Federal Reserve Board from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank whose shares are to be acquired is located. However, under recently enacted federal legislation, the restriction on interstate acquisitions will be abolished effective one year from enactment of such legislation, and thereafter bank holding companies from any state will be able to acquire banks and bank holding companies located in any other state subject to certain conditions, including nationwide and state concentration limits. Banks also will be able to branch across state lines effective June 1, 1997 (unless state law would permit such interstate branching at an earlier date), provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Virginia has adopted legislation that will permit branching across state lines effective July 1, 1995, provided there is reciprocity with the state in which the out-of-state bank is based.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to is subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross guarantee" provision of federal law requires insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         The Federal Deposit Insurance Act ("FDIA") also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of the Bank.

         The Company is registered under the bank holding company laws of Virginia. Accordingly, the Company and the Bank are subject to regulation and supervision by the State Corporation Commission of Virginia (the "SCC").

         Capital Requirements. The Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC") and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least, half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 1996 were 12.5% and 13.7%, respectively, exceeding the minimums required.

         In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets). These guidelines provide for a minimum ratio of 3% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. The leverage ratio of the Company as of December 31, 1996, was 8.5%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         On August 2, 1995, the OCC, the Federal Reserve Board, and the FDIC issued a final rule which implements minimum capital standards for interest rate risk exposures in a two-step process. The final rule implements the first step of that process by revising the capital standards to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the federal banking agencies will consider in evaluating a bank's capital adequacy. This rule will be implemented on a case-by-case basis during the examination process. In the second step, the federal banking agencies will issue a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of the bank's measured interest rate risk exporue. Due to the subjective nature of the first phase of this final rule, the Bank is unable to determine what effect, if any, this rule may ultimately have on its regulatory capital requirements.

         Limits on Dividends and Other Payments. The Company is a legal entity separate and distinct from its subsidiary institutions. Substantially all of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends to Company as well as the payment of dividends by Company to its respective shareholders.

         Under federal law, the Bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, the Company or take securities of the Company as collateral for loans to any borrower. The Bank is also subject to collateral security requirements from any loans or extensions of credit permitted by such exceptions.

         The Bank is subject to various statutory restrictions on its ability to pay dividends to the Company. Under the current supervisory practices of the Bank's regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. Under these supervisory practices, at December 31, 1996, the Bank could have paid additional dividends to the Company of approximately $1.1 million, without obtaining prior regulatory approval. The payment of dividends by the Bank or the Company may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe and unsound practice.

         Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), insured depository institutions such as the Bank are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the statute). Based on the Bank's current financial condition, the Company does not expect that this provision will have any impact on its ability to obtain dividends from the Bank.

         The Bank. The Bank is supervised and regularly examined by the Federal Reserve Board and the SCC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest of deposits, the charging of interest on loans, types of business conducted and locations of offices.

         The Bank is also subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

         As an institution with deposits insured by the BIF, the Bank also is subject to insurance assessments imposed by the FDIC. In September 1995, the BIF met its target reserve level and consequently, effective January 1996, the FDIC revised its risk-based assessment schedule, imposing assessments ranging from 0.0% (subject to an annual minimum of $2,000) to 0.27% of an institution's average assessment base. The actual assessment to be paid by each BIF member is based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

         Other Safety and Soundness Regulations. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized,"" adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

         In addition, for institutions with assets exceeding $500 million, FDIC regulations now require that management report on its institution's responsibility for preparing financial statements, and establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness; and that independent auditors attest to and report separately on assertions in management's reports concerning compliance with such laws and regulations, using FDIC-approved audit procedures.

         Current federal law also requires each of the federal banking agencies to develop regulations addressing certain safety and soundness standards for insured depository institutions and depository institution holding companies, including operational and managerial standards, asset quality, earnings and stock valuation standards, as well as compensation standards (but not dollar levels of compensation). Each of the federal banking agencies have issued a joint notice of proposed rulemaking, which requested comment on the implementation of these standards. The proposed rule sets forth general operational and managerial standards in the areas of internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. The proposal contemplates that each federal agency would determine compliance with these standards throughout the examination process, and if necessary to correct weaknesses, require an institution to file a written safety and soundness compliance plan. The Company has not yet determined the effect that the proposed rule would have on its operations if it is enacted substantially as proposed.

Item 1.  Statistical Information

         The following statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

INDEX

                                                                              Page

TABLE 1.          Average Balance Sheets, Net Interest Income, and Rates.... 13-14

TABLE 2.          Analysis of Change in Net Interest Income.................    15

TABLE 3.          Types of Investment Securities............................    16

TABLE 4.          Maturity Schedule of Selected Loans as of Dec. 31, 1996...    17

TABLE 5.          Risk Elements.............................................    18

TABLE 6.          Summary of Reserve for Loan Losses........................    19

TABLE 7.          Allocation of the Reserve for Loan Losses.................    20

TABLE 8.          Deposits..................................................    21

TABLE 9.          Return on Equity and Assets...............................    22

TABLE 10.         Short Term Borrowing......................................    22

TABLE 11.         Interest Sensitivity Analysis.............................    23

TABLE 12.         Analysis of Capital.......................................    24


                                     TABLE 1
               AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

         The following table depicts interest income on earnings assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated.


                                                                 Year Ended December 31,
                                                               ---------------------------
                                                      1996                                    1995
                                             -----------------------                  --------------------
                                                      Annual                                 Annual
                                       Average        Income/       Yield/     Average       Income/       Yield/
                                       Balance        Expense        Rate      Balance       Expense        Rate
                                     ---------       --------       ------    --------       --------      ------
                                                              (Dollars in Thousands)
Assets:
Securities:
Taxable                              $  24,881       $   1,466       5.89%   $  29,559      $   1,705      5.77%
Tax-exempt(1)                           10,101             514       7.71        6,911            343      7.52%
                                     ---------       ---------               ---------      ---------
Total securities                        34,982           1,980       6.42       36,470          2,048      6.10%
Loans (net of unearned income):
   Taxable(2)                           83,935           7,929       9.45       76,240          7,224      9.48%
   Tax-exempt                            2,669             175       9.93        2,488            133      8.10%
                                     ---------       ---------               ---------      ---------
Total  loans                            86,604           8,104       9.46       78,728          7,357      9.43%
Federal funds sold and
repurchase agreements                      750              40       5.33        1,771            102      5.76%
Interest-bearing deposits
in other banks                             396              18       4.55          941             49      5.21%
                                     ---------       ---------       ----    ---------      ---------      ----
Total earning asset                    122,732          10,142       8.55%     117,910          9,556      8.31%
Less:  allowance for loan
   losses                               (1,587)                                 (1,418)
Total nonearning assets                 12,231                                  10,917
                                     ---------                               ---------
Total assets                         $ 133,376                               $ 127,409
                                     ---------                               ---------

             AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES


                                                                       Year Ended December 31,
                                                                      -------------------------
                                                           1996                                     1995
                                                   -----------------------                  ----------------------
                                                           Annual                                   Annual
                                           Average         Income/         Yield/     Average       Income/       Yield/
                                           Balance         Expense          Rate      Balance       Expense        Rate
                                           -------         -------         ------     -------       -------       -----
                                                                      (Dollars in Thousands)
Liabilities and Shareholder's Equity:
Interest-bearing deposits:
   Checking                                  20,552            503           2.45%   $ 19,345      $    514         2.65%
   Regular savings                           11,064            299           2.70      10,893           298         2.74
   Money market savings                       6,692            199           2.97       8,111           240         2.96

Certificates of deposit:
$100,000 and over                            14,022            781           5.57       8,164           620         7.59
Under $100,000                               53,049          2,922           5.51      55,346         2,817         5.09
                                            -------         ------          -----     -------        ------        -----
Total interest-bearing
         deposits                           105,379          4,704           4.46     101,859         4,489         4.41
Federal funds purchased                         452             25           5.53         385            24         6.23
Other borrowing                                 286             26           9.09         463            44         9.50
                                            -------         ------                    -------        ------        -----
   Total interest-bearing
      liabilities                           106,117          4,755           4.48%    102,707         4,557         4.44%
Noninterest bearing liabilities:
   Demand deposits                           14,362                                    12,958
   Other liabilities                          1,471                                     1,323
                                            -------                                   -------
Total liabilities                           121,950                                   116,988
Shareholders' equity                         11,426                                    10,421
                                            -------                                   -------
   Total Liabilities and
      Shareholders' equity                 $133,376                                  $127,409

Net interest income/yield                                    5,387           4.68                  $  4,999         4.45%
Interest rate spread                                                         4.07%                                  3.87%

1) Yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%.
2)  Includes non-accrual loans.

                                     TABLE 2
                          VOLUME AND RATE ANALYSIS (1)

         The following table analyzes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates. Nonaccruing loans are included in average loans outstanding.


                                                        Year Ended December 31,
                                             ------------------------------------------
                                           1996 vs.1995                      1995 vs. 1994
                                        Increase (Decrease)               Increase (Decrease)
                                       Due to Changes in:(1)              Due to Changes in:(2)
                                  ------------------------------       ---------------------------
                                  Volume        Rate       Total      Volume       Rate        Total
                                ---------    --------     -------    --------     ------     --------
                                                            (In thousands)
Earning Assets:
Securities:
   Taxable                       $  (269)    $    30     $  (239)    $  (158)    $    29     $  (129)
   Tax-exempt                        185         (14)        171         116        (160)        (44)
Loans
  Taxable                            730         (25)        705         507         514       1,021
  Tax-exempt                           4          38          42          75         (24)         51
Federal funds sold
   and repurchase
   agreements                        (59)         (3)        (62)          7          30          37
Interest-bearing deposits
   in other banks                    (28)         (3)        (31)        (54)          6         (48)
                                 -------     -------     -------     -------     -------     -------
Total earning
         assets                  $   563     $    23     $   586     $   493     $   395     $   888
                                 -------     -------     -------     -------     -------     -------

Interest-Bearing Liabilities:
   Interest checking             $    30     $   (41)    $   (11)      $ (22)    $    97     $    75
   Regular savings                     5          (4)          1         (39)          1         (38)
   Money market savings              (42)          1         (41)       (117)         (5)       (122)
Time deposits:
      CDS $100,000 or more           444        (283)        161         152         124         276
      CDS Other                     (118)        223         105         180         415         595
                                 -------     -------     -------     -------     -------     -------
Total interest-bearing
   deposits                          319        (104)        215         154         632         786
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                          4          (3)          1           7           6          13
Other borrowing                      (17)         (1)        (18)         16         (28)        (12)
                                 -------     -------     -------     -------     -------     -------
   Total interest-bearing
      liabilities                $   306     $  (108)    $   198     $   177     $   610     $   787
                                 -------     -------     -------     -------     -------     -------
Change in net interest
   income:                       $   257     $   131     $   388      $  316     $  (215)    $   101
                                 -------     -------     -------     -------     -------     -------

(1) The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The combine effect of changes in both volume and rate which cannot be separately identified has been allocated proportionately to the change due to volume and change due to rate.

                                     TABLE 3
                    SECURITIES HELD FOR RESALE AND INVESTMENT
                     MATURITY DISTRIBUTION AND AVERAGE YIELD

                                                  December 31,
                                               -----------------
                                            1996              1995
                                          --------          -------
                                                (In thousands)
Book Value:
U.S. Government securities. . . . . . . . .$26,547          $26,806
State and political subdivisions. . . . . . 10,540            9,637
Other securities. . . . . . . . . . . . .      711              541
                                          --------          -------
   Total securities                        $37,798          $36,984


Maturities of Securities Held at December 31, 1996


                                                                         Over Ten
                                         One         One         Five    Years and
                                        Year       to Five      to Ten     Equity
                                       or Less      Years       Years    Securities   Total
                                      --------    --------    --------   ----------   ------
                                                          (Dollars in thousands)
U.S. Agency Securities:
   Book value                         $ 2,040     $ 6,884     $ 3,786     $10,779     $23,489
   Market value                         1,951       6,830       3,764      10,855      23,400
   Weighted average yield(1)             6.42%       5.46%       7.04%       7.68%       6.75%
U.S. Treasury Securities:
   Book value                           1,103       1,955         --          --        3,058
   Market value                         1,101       1,941         --          --        3,042
   Weighted average yield(1)             5.34%       5.24%        -- %        -- %       5.28%
State and Political Subdivisions:
   Book value                             226         261         812       9,241      10,540
   Market value                           227         262         814       9,226      10,529
   Weighted average yield(1)             7.56%       6.61%       7.62%       8.32%       8.20%
Other Securities:
   Book Value                             --          --          --          711         711
   Market Value                           --          --          --          711         711
   Weighted Average Yield(1)              -- %        -- %        -- %       4.76%       4.76%
Total Securities:
   Book value                         $ 3,369     $ 9,100     $ 4,598     $20,731     $37,798
   Market value                         3,279       9,033       4,578      20,792      37,682
   Weighted average yield(1)             6.14%       5.44%       7.14%       7.87%       6.99%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

    The Bank held no issues that exceeded 10% of Shareholder's Equity at December 31, 1996.

                                     TABLE 4
             LOAN PORTFOLIO AND MATURITY SCHEDULE OF SELECTED LOANS
                             AS OF DECEMBER 31, 1996


         For the table and accompanying notes addressing the loan portfolio, see "Note 3 - Loans" on page 18 of the Annual Report to Shareholders which is incorporated by reference herein (attached as Exhibit 13 to this Form 10-KSB).

         The maturity distribution and rate sensitivity of certain categories of loans as of December 31, 1996 is presented below.

         Management considers the liquidity of the Company to be adequate. Sufficient assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. In addition, secondary sources are available through the use of borrowed funds. See Table 10 at page 20.


                              1 Year or Less           1-5 Years          Over 5 Years
                              --------------      ------------------    -----------------
                             Fixed   Variable       Fixed   Variable      Fixed  Variable
                              Rate       Rate        Rate       Rate       Rate      Rate
                             ------    -------    -------    -------    --------  -------
                                              (Dollars in thousands)

Commercial and other         $2,638    $21,979    $ 4,742    $ 3,714    $   578    $     0
Real estate-construction      3,109          0          0          0          0          0
Real estate mortgage          5,707     12,169      1,618     17,817      1,023          0
Consumer installment          3,983      2,085      5,285      1,124      2,078          0
                            -------    -------    -------    -------    -------    -------
   Total                    $15,437    $36,233    $11,645    $22,655    $ 3,679    $     0
                            -------    -------    -------    -------    -------    -------

                                     TABLE 5
                                  RISK ELEMENTS


         Risk elements associated with the loan portfolio are presented below. The Company places a loan on nonaccrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of principal and interest is doubtful. The Company's policy is to place loans on nonaccrual status if principal or interest is past due for 90 days or more unless the debt is both well secured and in the process of being collected.


                                                     December 31,
                                                  ----------------
                                                1996             1995
                                               ------           ------
                                                     (Thousands)

Nonaccrual loans(1)                            $ 143            $ 138

Restructured loans                                 0                0

Foreclosed properties                            245              272
                                               -----            -----

Total nonperforming assets                     $ 388            $ 410
                                               -----            -----

Loans past due 90+ days and
   accruing interest                           $   8            $  72

Reserve for loan losses
   to period end loans                           1.8%             1.8%

Reserve for loan losses to
   nonaccrual loans                          1,156.3%         1,060.3%

Nonperforming assets to
   period-end loans and
   foreclosed properties                        0.42%             .50%

Net charge-offs (recoveries)
   to average loans                            (0.05%)          (0.01)%



(1)There were no troubled debt restructurings in 1996 or 1995. The Bank expects to charge off $39,765 in problem loans (fully reserved at December 31, 1996). These loans present potential risk of non-payment and are not included in the numbers above. The Bank expects to collect all other payments due. See the discussion on page 5 of the 1996 Annual Report to Shareholders and Note 3 to the Financial Statements contained therein for additional information on the risk elements associated with the loan portfolio.

         Loan Concentrations: The Bank has no concentration of credit that exceeds 10% of gross loans.

                                     TABLE 6
                        SUMMARY OF RESERVE FOR LOAN LOSS


         The following table shows the Company's loan loss and recovery experience for the past two years.

         The Company tries to maintain a reserve for loan loss that represents an estimate of all losses estimated in the Bank's loan portfolio. To achieve this goal, the loan loss provision must be sufficient to cover charged-off loans plus growth in the loan portfolio. The loan loss provision is a charge against earnings necessary to maintain the reserve for loan losses at management's targeted level. In considering the provision for loan loss, an evaluation of the loan portfolio is conducted. Loans in non-accrual status and loans past due over ninety days are considered in this evaluation as well as other loans the Company feels may be a potential loss. The status of non-accrual and past due loans varies from quarter to quarter based on seasonality and cash flow of customers.


                                                        Year ended December 31,
                                                       ------------------------
                                                         1996           1995
                                                       --------       --------
                                                         (Dollars in thousands)

Reserve, beginning of period                           $ 1,463        $ 1,371

Loans charged off:
   Commercial                                              (92)            (4)

   Real estate construction                                  0              0

   Real estate mortgage                                      0             (8)

   Consumer                                                (65)           (16)
                                                       -------        -------


Total loans charged off                                   (157)           (28)
                                                       -------        -------

Recoveries of loans previously charged off:
   Commercial                                              180             28

   Real estate - construction                                0              0

   Real estate - mortgage                                    0              0

   Consumer                                                 17              8
                                                       -------        -------


Total recoveries                                           197             36
                                                       -------        -------

Net loans (charged off) recovered                           40              8


Provision for loan losses                                  150             84
                                                       -------        -------

Balance, end of period                                 $ 1,653        $ 1,463
                                                       -------        -------

Net charge-offs (recoveries) to average loans            (0.05%)        (0.01)%

                                     TABLE 7
                    ALLOCATION OF THE RESERVE FOR LOAN LOSSES

         The following table provides a breakdown of the allowance for loan losses by major categories of the Company's loan portfolio. See Note 3 to the Financial Statements for the amount of loans in each category.


                                              1996                          1995
                                        Percent of loans              Percent of loans
                                        in each category              in each category
                                 Amount  to Total Loans       Amount   to Total Loans
                                ------- ----------------      ------  ----------------
                                                (dollars in thousands)
Commercial                      $  344             36.1%      $  311             35.4%
Real estate - construction           0              3.4            0              2.4
Real estate - mortgage           1,107             41.6          849             42.6
Consumer                           202             15.8          303             15.8
Other                                0              0.5            0              0.6
Participations                       0              2.6            0              3.2
                                ------            -----       ------            -----

Total                           $1,653            100.0%      $1,463            100.0%
                                ------            -----       ------            -----

                                     TABLE 8
                                    DEPOSITS

         The average balance and rates for certain categories of deposits for the last two years are shown in the following table:


                                                          Year ended December 31,
                                                       ----------------------------
                                                     1996                      1995
                                                  -----------             --------------
                                              Average     Average      Average     Average
                                              Balance      Rate        Balance       Rate
                                             --------     -------     --------     -------
                                                          (dollars in thousands)

Non-interest bearing demand deposits         $ 14,362                 $ 12,958
                                             --------                 --------
Interest bearing deposits:
  Interest checking                            20,552        2.45%      19,345      2.65%
  Regular savings                              11,064        2.70       10,893      2.74
  Money market savings                          6,692        2.97        8,111      2.96
Time deposits:
  Certificates of deposit $100,000 or more     14,022        5.57        8,164      7.59
  Other certificates of deposit                53,049        5.51       55,346      5.09
                                             --------                 --------
Total interest bearing deposits               105,379        4.46      101,859      4.41
                                             --------                 --------
Total deposits                                119,741        3.93%     114,817      3.91%
                                             --------                 --------


         Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 1996 were (dollars in thousands):

                                                        1996
                                                      -------
                   3 months or less                   $ 6,984
                   3 - 6 months                         2,303
                   6 - 12 months                        3,949
                   Over 12 months                       2,520
                                                      -------
                      Total                           $15,756

                                                 TABLE 9
                                       RETURN ON EQUITY AND ASSETS

         The ratio of net income to average total assets and average shareholders' equity and certain other ratios for the periods indicated are as follows:

                                                    Year ended December 31,
                                                   --------------------------
                                                     1996               1995
                                                   --------           -------
      Return on average assets                       1.18%               .99%

      Return on average equity                      13.78%             12.14%

      Dividend payout ratio                         15.53%             16.97%

      Average equity to average assets               8.57%              8.18%




                                    TABLE 10
                              SHORT TERM BORROWING

         The Bank periodically borrows funds through federal funds from its correspondent banks, through securities sold under agreements to repurchase, and through the discount window at the Federal Reserve Bank of Richmond. The borrowings mature daily for cash flow requirements. The borrowed amounts and their corresponding rates during 1996 and 1995 are presented below:

                                                      Year ended December 31,
                                                      ----------------------
                                                      (Dollars in Thousands)
                                                        1996         1995
                                                     --------     ---------
Average daily amount outstanding                        $452       $  385

Average interest rate                                   5.53%        6.23%

Maximum outstanding at any month end                  $2,400       $1,040

Balance at end of period                              $2,000       $  115

                                    TABLE 11
                          INTEREST SENSITIVITY ANALYSIS

                                                December 31, 1996
                                   ------------------------------------------------
                           Within        90-365         1 to 5         Over
                           90  Days        Days         Years        5 Years        Total
                           --------       -----         -----        -------        -----
                                              (dollars in thousands)
Earnings Assets:
Loans (2)                $ 23,790       $ 29,897      $ 34,300      $  3,948      $ 91,935
Securities                  1,211          5,177        20,781        10,513        37,682
Federal funds sold
 and other short-
 term investments               0           --            --            --               0
                         --------       --------      --------      --------      --------
Total interest
 earning assets          $ 25,001       $ 35,074      $ 55,081      $ 14,461      $129,617
                         --------       --------      --------      --------      --------

Interest-Bearing
 Liabilities:
Interest checking,
 savings and money
 market savings(3)       $  2,148       $  5,028      $ 30,098      $      0      $ 37,274
Certificates of
 deposit:
   $100,000 and over        6,987          6,252         2,517          --          15,756
   Under $100,000          13,306         29,620        15,027          --          57,953
Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase              2,000           --            --            --           2,000
Other borrowing              --             --            --            --            --
                         --------       --------      --------      --------      --------
Total interest-
bearing liabilities      $ 24,441       $ 40,900      $ 47,642      $      0      $112,983
                         --------       --------      --------      --------      --------

Period gap               $    560       $ (5,826)     $  7,439      $ 14,461      $ 16,634

Cumulative gap                          $ (5,266)     $  2,173      $ 16,634
Ratio of cumulative
 gap to total
 earning assets(4)           0.43%         -4.06%         1.68%        12.83%

(1) The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.

(2)  Excludes nonaccrual loans.

(3) The Bank's Asset Liability Management Committee has found that interest bearing checking accounts and regular saving accounts are generally not sensitive to changes in interest rates. However, current interest rate levels have warranted placing approximately 5.6% of these balances in the 90 day category.

(4) The Bank's Asset Liability Management Committee monitors interest rate risk using gap analysis and rate shock - market value - duration analysis using regulatory guidelines. The relative risk to earnings based on the gaps in the table above are considered reasonable by management and is within limits established by the Board of Directors.

                                    TABLE 12
                              ANALYSIS OF CAPITAL *

                                           December 31,
                                        1996          1995
                                    --------       --------
                                            (thousands)

Tier 1 Capital:
          Common stock              $  2,000       $  2,000
 Additional paid in capital            1,952          1,952
   Retained earnings                   6,861          6,999
    Less:  Goodwill                      (84)          (168)
                                    --------       --------
 Total Tier 1 capital               $ 10,729       $ 10,783


Tier 2 Capital:
  Allowance for loan losses            1,196          1,051
  Allowable long-term debt                 0              0
                                    --------       --------
  Total Tier 2 Capital                 1,196          1,051
  Total risk-based capital          $ 11,925       $ 11,834
                                    --------       --------

Risk weighted assets                $ 95,149       $ 84,133


Capital Ratios:
Tier 1 risk-based capital ratio         11.3%          12.9%

Total risk-based capital ratio          12.5           14.2

Tier 1 capital to average
   adjusted total assets                 7.7            8.3



* Regulatory requirements relate to only the bank capital ratings since the total assets of the Company are less than $150 million. See the captioned "Note 16 - Regulatory Matters" which is included in the Annual Report to Shareholders.

                            Accounting Rule Changes

         FASB Statement No. 125," Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities", was issued in June, 1996 and establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Statement 125 also establishes new accounting requirements for pledged collateral. As issued, Statement 125 is effective for all transfers and servicing of financial assets and extinquishments of liabilities occurring after December 1996.

         FASB Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", defers for one year the effective date
(a) paragraph 15 of Statement 125 and (b) for repurchase agreement, dollar-roll, securities lending, or similar transactions, of paragraph 9-12 and 237(b) of Statement 125.

         The effects of these Statements on the Company's consolidated financial statements are not expected to be material.

ITEM 2.  Description of Properties

         The Company owns no properties; however, its subsidiary, the Bank owns and leases properties as described in Item 1 of this report.

ITEM 3.  Legal Proceedings

         The Company is not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.
                                    25

                                    PART II

ITEM 5.  Market for the Common Equity and Related Shareholder Matters

         This information is incorporated herein by reference from page 7 of the Company's 1996 Annual Report to Shareholders ("1996 Annual Report").

ITEM 6.  Management's Discussion and Analysis or Plan of Operations

         This information is incorporated herein by reference from pages 3 through 7 of the 1996 Annual Report.

ITEM 7.  Financial Statements

         This information is incorporated herein by reference from pages 8 through 30 of the 1996 Annual Report.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no disagreements between the Company and its independent accountants for the Company's most recent two fiscal years.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         This information is incorporated herein by reference from pages 2 through 4 and page 7 of the Company's 1997 definitive proxy statement ("Definitive Proxy Statement") filed with the Commission on or about March 11, 1997.

ITEM 10.  Executive Compensation

         This information is incorporated herein by reference from pages 4 through 7 of the Company's Definitive Proxy Statement.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

         This information is incorporated herein by reference from pages 2 through 4 of the Company's Definitive Proxy Statement.

ITEM 12.  Certain Relationships and Related Transactions

         This information is incorporated herein by reference from page 7 of the Company's Definitive Proxy Statement. For further information see Note 12 to the Consolidated Financial Statements included in the Company's 1996 Annual Report.

ITEM 13.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

         No.                                                  Description

         3.1      Articles of Incorporation of Chesapeake Financial Shares,
                  Inc.1

         3.2      Bylaws of Chesapeake Financial Shares, Inc.1

         10.1     Employee Stock Option Plan1

         10.2     Douglas D. Monroe, Jr. Deferred Compensation Agreement1

         10.3     Thomas B. Denegre, Jr. Deferred Compensation Agreement1

         10.4     Ted M. Kattmann Employment Agreement2

         10.5     John H. Hunt, II Employment Agreement2

         13.0 1996 Annual Report to Shareholders, specified portion (pp. 3 to 30) of the Company's 1996 Annual Report to Shareholders for the year ended December 31, 1996.

         21.0 Subsidiaries of the Registrant -- Reference is made to "Item 1. Business" for the required information.

         27.0     Financial Data Schedule

         (b) Reports on Form 8-K. No reports were filed by the registrant during the quarter ended December 31, 1996.




------------------

1 Incorporated herein by reference from the Company's Registration Statement on Form S-18 (Registration No. 33-27825), filed by the Company with the Commission on May 15, 1989, as subsequently amended.

2 Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                         CHESAPEAKE FINANCIAL SHARES, INC.


Date:  March 28, 1997           By       /s/ Douglas D. Monroe, Jr.
       --------------                    --------------------------
                                                  Douglas D. Monroe, Jr.
                                                  Chairman of the Board and
                                                  Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Douglas D. Monroe, Jr.                                    March 28, 1997
--------------------------
Douglas D. Monroe, Jr.
Chairman of the Board and
Chief Executive Officer

/s/ T. Nash Broaddus                                          March 28, 1997
--------------------
T. Nash Broaddus, Director

/s/ Thomas B. Denegre, Jr.                                    March 28, 1997
--------------------------
Thomas B. Denegre, Jr., Director

/s/ Eugene S. Hudnall                                         March 28, 1997
---------------------
Eugene S. Hudnall, Director

/s/ Kathrine W. Monroe                                        March 28, 1997
----------------------
Kathrine W. Monroe, Director

/s/ Robert S. Scheu                                           March 28, 1997
-------------------
Robert S. Scheu, Director

/s/ Robert L. Stephens                                        March 28, 1997
----------------------
Robert L. Stephens, Director