Form 10QSB
period 1997-03-31
CHESAPEAKE FINANCIAL SHARES INC
filed 1997-05-08
CIK 847538

U. S. Securities and Exchange commission
                Washington, D.C.  20549

                      FORM 10-QSB

 [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
         THE SECURITIES  EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997


 [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                   THE EXCHANGE ACT
      For the transition period from          to

            Commission file number 0-18543

           CHESAPEAKE FINANCIAL SHARES, INC.

(Exact name of registrant as specified in its charter)

  Virginia                                        54-
                        1210845

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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 15, 1997.

          Class                Outstanding at April 15, 1997

 Common Stock, voting, $5.00 par value      839,209
 Common Stock, non-voting, $5.00 par value      0



                   CHESAPEAKE FINANCIAL SHARES, INC.

                      FORM 10-QSB

                         INDEX


            PART I - FINANCIAL INFORMATION

                                                Page

Item 1.   Financial Statements...................1-4

  Consolidated Balance Sheets
  March 31, 1997 and December 31, 1996...........1-2

  Consolidated Statements of Earnings
  Three months ended March 31, 1997 and 1996.......3

  Consolidated Statements of Cash Flows
  Three months ended March 31, 1997 and 1996.......4

  Notes to Consolidated Financial Statements.....5-6

Item 2.  Management's Discussion and Analysis of
  Financial Condition Results of Operations.....7-12

               PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings......................13

  Item 2.  Changes in Securities..................13

  Item 3.  Defaults Upon Senior Securities........13

  Item 4.  Submission of Matters to a Vote of
           Security Holders.......................13

  Item 5.  Other Information......................13

  Item 6.  Exhibits and Reports on Form 8-K.......14


  Signatures......................................15









                        Page I


PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.          March 31,     December 31,
Consolidated Balance Sheets                  1997           1996

       ASSETS                                   (Unaudited)
Cash and due from banks.................  $4,749,751     $5,896,836
Federal funds sold......................       0              0
Time deposits with banks................       0              0
Securities available for sale
  U.S. Treasury securities (book value of
  $1,956,438-1997 and $3,058,460-1996)..   1,928,219      3,042,469
  U.S. Government agencies (book value of
  $22,033,868-1997 and $23,488,966-1996)  21,841,576     23,400,043
  Obligations of state and political
  subdivisions (book value of
  $11,211,830-1997 and $10,539,035-1996)  11,069,928     10,528,470
  Other Securities (book value of
  $743,400-1997 and $711,500-1996)......     743,400        711,500

Loans...................................  94,400,277     92,078,667
Less: Unearned discount.................       0              0
Less: Reserve for loan loss.............  (1,663,608)    (1,652,843)
                                           ------------------------
   Net loans............................  92,736,669     90,425,824

Bank premises and equipment, net........   3,236,667      3,284,063
Accrued interest receivable.............   1,017,660      1,088,201
Intangible assets, net..................      63,000         84,000
Other assets............................   3,972,900      4,414,212
                                           ------------------------
   Total assets.........................$141,359,770   $142,875,618
                                         ==========================





See accompanying notes to consolidated financial statements.  Page: 1



PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.          March 31,    December 31,
Consolidated Balance Sheets                  1997           1996

LIABILITIES AND SHAREHOLDERS' EQUITY            (Unaudited)

Deposits
  Noninterest bearing deposits......... $ 15,470,594    $ 16,646,453
  Savings and interest bearing deposits   37,835,458      37,273,969
   Certificates of deposit.............   73,997,729      73,709,143
                                          --------------------------
     Total deposits....................  127,303,781     127,629,565

Federal funds purchased................      600,000       2,000,000
Accrued interest payable...............      264,465         272,546
Other liabilities......................    1,063,073         964,536
Note payable...........................        0               0
                                          --------------------------
     Total liabilities.................  129,231,319     130,866,647

Commitments

Shareholders' equity
  Preferred stock, par value $1 per
  share; authorized 50,000
  shares; none outstanding.............        0               0
   Common stock, voting................    4,196,045       4,198,435
   Common stock, non-voting............        0               0
                 voting           non-voting
             3/31/97  12/31/96  3/31/97 12/31/96
            --------  --------  ------- --------
Shares auth.2,000,000 2,000,000 635,000  635,000
Shares o/s..  839,209   839,687     0        0
Paid in capital........................      464,043         468,493
Unrealized gains (losses) on securities
   available for sale..................     (235,569)        (76,216)
Retained earnings......................    7,703,932       7,418,259
                                          --------------------------
     Total shareholders' equity........   12,128,451      12,008,971
                                          --------------------------
     Total liabilities and Shareholders'
     equity............................ $141,359,770    $142,875,618
                                          ==========================





See accompanying notes to consolidated financial statements.  Page: 2



PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.               Three Months Ended
Consolidated Statements of Earnings                  March 31,
                                                1997        1996

     Interest Income                               (Unaudited)

Interest and fees on loans................  $2,164,039   1,932,024
Interest on federal funds sold............         511       8,753
Interest on time deposits with banks......       2,019       7,792
Interest on U.S. Treasury securities......      35,768      61,556
Interest on obligations of U.S. Agency
  Obligations.............................     338,266     308,642
Interest on obligations of state and
  political subs..........................     143,608     125,967
                                             ---------------------
     Total interest income                   2,684,211   2,444,734

     Interest Expense

Interest on savings and interest bearing
  deposits................................     238,905     252,688
Interest on certificates of deposit.......     999,147     929,922
Interest on federal funds purchased.......      24,558       1,012
Other interest expense....................         0         8,261
                                             ---------------------
     Total interest expense                  1,262,610   1,191,883
                                             ---------------------
Net interest income.......................   1,421,603   1,252,851
Provision for loan losses.................         0        37,500
                                             ---------------------
Net interest income after provision for
  loan losses.............................   1,421,603   1,215,351
                                             ---------------------

     Noninterest Income

Income from fiduciary activities..........     189,428     172,761
Service charges on deposit accounts.......     132,429     121,878
Securities gains (losses) -net............      (2,749)     (4,958)
Merchant card income......................      47,865      21,967
ATM income................................      43,344      16,847
Business manager income...................      88,216      73,147
Other income..............................      88,277      86,164
                                             ---------------------
     Total noninterest income                  586,810     487,806
                                             ---------------------

     Noninterest Expense

Salaries..................................     565,288     550,321
Employee benefits.........................     169,831     129,407
Occupancy expenses........................     260,473     242,429
Amortization expense......................      21,000      21,000
Merchant card expense.....................      50,489      20,755
ATM expense...............................      66,133      39,281
Business manager expense..................      55,881      12,782
Other expenses............................     342,550     278,372
                                             ---------------------
     Total noninterest expense............   1,531,645   1,294,347
                                             ---------------------
Income before income taxes................     476,768     408,810
Income taxes..............................     123,960     105,000
                                             ---------------------
     Net income........................... $   352,808  $  303,810
                                             =====================

Earnings per share........................       $0.41       $0.35



See accompanying notes to consolidated financial statements.  Page: 3



PART I. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                   Three Months Ended
Consolidated Statements of Cash Flows                    March 31,
                                                     1997       1996
                                                        (Unaudited)
     Cash flows from operating activities:
Net income....................................   $ 352,808   $ 303,810
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
 Depreciation and amortization................     152,661     120,465
 Provision for loan losses....................        0         37,500
 (Accretion) of discount and amortization of
  premiums, net...............................      51,142      (3,359)
 Net (gain) loss on sale of securities........       2,749       4,958
 Changes in assets and liabilities:
 Decrease in accr. interest receivable........      70,541      67,952
 Decrease in other assets.....................     497,856     380,018
 (Decrease) in accrued interest payable.......      (8,081)     (5,218)
 Increase in other liabilities................      98,537     215,754
                                                  --------------------
Net cash provided by (used for) operating
 activities...................................   1,218,213   1,121,880
                                                  --------------------

    Cash flows from investing activities:
Net (increase) decrease in time deposits
 with banks...................................       0           2,717
Purchases of securities available for sale....  (5,465,563) (5,862,276)
Proceeds from sale or call of securities
 available for sale...........................   6,187,073   4,722,035
Proceeds from maturities of securities
 available for sale...........................   1,129,226   2,410,045
Origination of loans available for sale.......    (537,850)   (863,150)
Proceeds from sale of loans available for sale     537,850     485,000
Net (increase) decrease in loans outstanding..  (2,321,610) (1,811,869)
Other capital expenditures....................     (94,663)    (35,814)
                                                 ---------------------
Net cash provided by (used for) investing
activities....................................    (565,537)   (953,312)
                                                 ---------------------

     Cash flows from financing activities:
Net increase (decrease) in demand accounts,
 interest bearing demand deposit accounts
 and savings deposits.........................    (614,370)  1,426,997
Net increase (decrease) in certificates of
 deposit......................................     288,586  (1,347,560)
Net decrease in federal funds purchased.......  (1,400,000)   (115,000)
Cash dividends................................     (67,137)    (59,642)
Acquisition of voting common stock............      (6,840)    (53,930)
Curtailment of long-term borrowings...........        0        (37,500)
                                                 ---------------------
Net cash provided by (used for) financing
activities....................................  (1,799,761)   (186,635)
Net (decrease) increase in cash and federal
 funds sold...................................  (1,147,085)    (18,067)
Cash and federal funds sold at beginning of
 period.......................................   5,896,836   4,906,634
                                                 ---------------------
Cash and federal funds sold at end of period..  $4,749,751  $4,888,567
                                                 =====================



See accompanying notes to consolidated financial statements.  Page: 4



PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.) 3/97-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

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

     These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant's 1996 Annual
Report to Shareholders.

3. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the year. The number of common shares and common stock equivalents used for March 31, 1997 and December 31, 1996 were 858,425 and
860,062, respectively.

4.  CFS adopted FASB No. 115, "Accounting for Certain
Investment in Debt and Equity Securities" effective beginning January l, 1994. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair market values and for all investment in debt securities.
Those investments are classified in three categories and accounted for as follows:

     a.  Securities Held to Maturity- Securities
classified as held to maturity are those debt securities CFS has both the intent and the ability to hold to maturity regardless of changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. CFS held no assets classified as Held to Maturity at December 31, 1996 or March 31, 1997.

     b. Securities Available for Sale- Securities classified as available for sale are those debt and equity securities that CFS intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of CFS's assets and liabilities, liquidity needs, regulatory capital considerations, and other factors. Securities available for sale are carried at fair market value.
Unrealized gains or losses are reported as increases or decreases in shareholder's equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

     c. Trading Securities- Trading securities, which are generally held for short term in anticipation of market gains, are carried at fair market value.
Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no assets classified as Trading Securities at December 31, 1996 or March 31, 1997.

                        Page: 5


PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.) 3/97-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

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

     Statement of Financial Accounting Standards No.
122, "Accounting for Mortgaging Servicing Rights," amends FASB No. 65, "Accounting for Certain Mortgage
Banking Activities," to require that a mortgage banking enterprise recognize as separate assets rights to servicing mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights should allocate the total cost of the mortgage loans to the servicing rights and the loans (without the mortgage servicing rights) based on their fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans
(without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans (without the servicing rights) and no cost should be allocated to the mortgage servicing rights. The statement was effective for transactions in the fiscal years beginning after December 31, 1995. The statement does not have a material impact on CFS.


                        Page: 6


  PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 3/97-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation          (Unaudited)

A.  Summary - liquidity and capital resources

     Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. The CFS's primary sources of liquidity continue to be federal funds sold, time deposits with banks and securities maturing within one year. The repayment and sale of loans also provides liquidity. The total of federal funds sold, time deposits with banks and securities maturing within one year at March 31, 1997 was approximately $5,603,000, compared to $7,915,000 one year ago and $6,388,000 at December 31, 1996.

     The liquidity ratio at March 31, 1997 was 27.6%, compared with 31% one year ago. This ratio is arrived at by dividing net liquid assets (sum of total Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management has found in the past that 18% represents a sufficient level of liquidity to meet cash needs.

     Management believes capital is adequate to meet current needs. Since Chesapeake Financial Shares has total assets of less than $150 million, the capital requirements of only the subsidiary, Chesapeake Bank are used for regulatory purposes. Unencumbered capital
(total capital net of unrealized securities gains/losses less intangibles plus reserves) as a percent of total adjusted assets (total assets less intangibles plus reserves) was 9.8% at March 31, 1997 and 9.5% at December 31, 1996, for CFS.

     Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%. At
March 31, 1997 and December 31, 1996 the Bank's ratio of Tier 1 risk based capital to risk-adjusted assets was 11.1% and 11.3%, respectively. Total risked based capital to risk weighted assets was 12.3% and 12.5% at March 31, 1997 and December 31, 1996, respectively.
Tier one leverage capital was 7.7% and 7.7% at March
31, 1997 and December 31, 1996, respectively.


                        Page: 7


PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 3/97-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation          (Unaudited)

B.  Results of operations:

     Earnings Summary:

     Net income was $352,808 for the three months ended
March 31, 1997, compared with income of $303,810 for the same period in 1996. On a per share basis, the net profit was $0.41 for the first three months, compared with $0.35 per share for the same period in the prior year. The increase in earnings resulted primarily from a $206,252 or 17.0% increase in net interest income after provision and a $99,004 or 20.3% increase in noninterest income. The Company experienced a net increase in noninterest expense of $237,298 or 18.3%.

     Net Interest Income:

     Chesapeake Financial Shares' results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At March 31, 1997, the Company's interest-earning assets exceeded its interest-bearing liabilities by approximately $16.4 million, compared with a $15.4 million excess one year ago.

     Net interest margins are 4.57% at March 31, 1997 compared to 4.40% at March 31, 1996. Chesapeake Bank maintained competitive rates throughout the first nine months of last year without being aggressive. During the fourth quarter of 1996 a deposit offering generated approximately $7 million dollars in new money The
March 97 increase in the New York prime rate will have a positive impact on margins during the next several quarters as prime-adjusted loans reprice. Margins have improved as our loan to deposit ratio has risen from 71.2% at March 31, 1996, to over 74% at March 31, 1997.

     The securities portfolio has been repositioned for improved yields with no significant increases in risk.
This has improved the overall contribution from the investment portfolio.

     Provision for Loan Losses:

     The loan loss provision is a charge against earnings necessary to maintain the reserve for loan losses at a level consistent with management's evaluation of the credit quality and risk adverseness of the portfolio. Management makes a quarterly evaluation as to the adequacy of the current loan loss reserve. Management's detailed analysis as of March
31, 1997 supports the adequacy of the current loan loss level of $1.7 million.

     Chesapeake Bank's management maintains a reserve for loan loss which they feel represents a conservative estimate of potential losses in the Bank's loan portfolio. The methodology incorporates subjective factors into the evaluation of the adequacy of the ALLL such as:


                        Page: 8


PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 3/97-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation          (Unaudited)

   o The effect of volume and trends indelinquencies and nonaccruals.
   o The effect of trends in portfolio volume, maturity, and composition.
   o An estimate of future loss on all significantloans and assessment of underwriting and lending policies and proceduresincluding those for charge off, collection and recovery.
   o Experience, ability and depth of lending management and staff.
   o The effect of national and local economic conditions and downturns in specific industries.
   o Concentrations of credit that might affect loss experience across one or more components of the portfolio.
   o Taking into account results of anyindependent reviews of the portfolio.

     The loan loss reserve is 1.8% and 1.8% of gross loans as of March 31, 1997 and December 31, 1996 respectively. The loan portfolio is reviewed on an annual basis by outside parties.

     Noninterest Income:

     Noninterest income is up 20.3% or $99,003 from the same period last year. Trust income is up 9.6%, or $16,667, from March 31, 1996. This increase was due to volume increases in total managed assets this quarter and the general level of business. Service charges on deposit accounts were up $10,551 or 8.7% from March 31, 1996.

     Bank management has changed the merchant card program to a principal member of the VISA/MASTERCARD
Network and completed the second year on the program as of March this year. This has generated approximately
$25,898 or 117.9% more in gross revenue than in the same period last year. The ATM fee income to date is $43,344, up 157.3%. The Bank had only $16,847 from ATM fee income as of March 31, 1996. The Bank has 17 ATMs operational as of the end of March 31, 1997. The Bank charges a nominal fee for use of its ATMs by non-customers. This practice started in July of 1996 and covers most of the ATMs.

     Chesapeake Bank's Business Manager product generated $88,216 in gross revenue for the first three months ended March 31, 1997, compared to the same period last year of $73,147.


                        Page: 9


  PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 3/97-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation              (Unaudited)

Noninterest Expenses:

     Employee salaries expenses amounted to $565,288 and $550,321 as of March 31, 1997 and 1996,
respectively. We opened a new branch in Williamsburg in July of 1996 and additional staff was added during the second quarter of last year. Benefits expense is up 31.2% or $40,424 over March 31, 1996 due primarily to deferred compensation expenses and incentive accruals.

     Occupancy expenses are up 7.4% or $18,044 from March 31, 1996 primarily due to leasehold improvement expenses at the new branch in Williamsburg and some one-time maintenance expenses at other branches. There are additional expenses associated with renovations to the Operations Center.

     Merchant Card expenses are up 143.3% due to increased volume in the program. Profit margins are expected to improve in 1997. ATM expenses are up due to the depreciation expenses associated with the expansion of the Bank's ATM network and volumes are still below break even targets. The ATM program was expected to break even by the end of 1996. However, expected operational expense reductions will not be realized in the ATM program until the third quarter of 1997 when we will change our ATM processing vendor.

     As of this report date the Bank has 17 ATM/cash dispensers in operation. Three were completed by December 31, 1994 in the Hayes office, the Gloucester
Winn-Dixie Office and a cash dispenser at Cobbs Creek, in a convenience store. During 1995 Chesapeake Bank installed ATMs at the Kilmarnock office, James City
County Winn-Dixie office, in front the Best Value department store in Mathews, in a convenience store at Glenns, in the lobby of the Rappahannock General
Hospital, and two ATMs were installed at the Williamsburg Pottery facility.

     The Bank also has ATM machines at Fredericksburg, Disputania, Ashland, and in the East Coast Convenience
Store, Route 17, and the Zooms Convenience Store on
Route 5 in Williamsburg. Additional ATMs were opened during the summer at the new Williamsburg Office at Route 5 and Ironbround Road, and in Opal, Virginia. The
Bank has made arrangements to relocate or remove from service up to five remote ATMs. This is part of the program to ensure profitability during 1997.

     Other expenses were $342,550 for the three month period, compared with $278,372 for the same period one year ago. Increases in this area are primarily related to increases in delivery and transportation, miscellaneous professional fees, and advertising expenses related to a new product, Colonial Education
Trust (CET). CET is a college tuition trust product.



                       Page: 10


  PART I.  Item 2. - FINANCIAL INFORMATION (cont'd.) 3/97-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation              (Unaudited)

     Assets and Loans:

     At March 31, 1997, Chesapeake Financial Shares had total assets of $141.4 million, down 1.1% from $142.9 million at December 31, 1996 and up 7.7% from $131.4 million of one year ago. Management has budgeted a 6.5% growth in total assets for 1997. Growth objectives have been set in loan growth, funded in part by the securities portfolio and by deposit growth.

     Total loans (gross) at March 31, 1997 were $94.4 million, representing an increase of 2.7% from December
31, 1996, when loans were $92.1 million.  Chesapeake
Bank's loan quality is exceptionally good as the following table shows. While the absolute numbers are up from December 31, 1996, they are nominal as a per cent of loans or capital compared to peer group.
Management is confident that no delinquency trends are developing.

                                 3/31/97      12/31/96

          Nonaccrual loans     $ 431,855     $ 142,944
          90 days past due         9,711         8,850
          Restructured loans        0             0
                                ________      ________
          Totals               $ 441,566     $ 151,794

     Management is confident there will be no loss incurred as the Bank is well secured on these assets.
There are no troubled debt restructurings outstanding at the end of either period.

     Chesapeake Bank has experienced greatly reduced loan charge offs and increased recoveries as the credit quality has improved and effective collection techniques are used. Year to date charge offs through March 31, 1997 where $4,406 as compared to $115,194 as of March 31, 1996. Recoveries through March 31, 1997 were $15,171 as compared to $177,533 as of March 31, 1996. The recovery trend is not expected to continue.



                      Page: 11


PART I.  Item 2. - FINANCIAL INFORMATION (cont'd.) 3/97-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation            (Unaudited)

     Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director's Loan Review Committee. There have been no material changes in the concentrations of credit within the past nine months which would warrant above average additions to the reserve. The Bank's only concentrations of credit greater than 70% of capital are in residential real estate (212% of total capital), the hospitality sector (90% of total capital), individual consumer (71% of capital), and the retail sector (74% of total capital). Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

     The Bank's Other Real Estate Owned (OREO) portfolio currently has two properties with a total written down value of $245,000. Bank management is aggressively marketing these properties.

     Deposits:

     Deposits are flat with total deposits amounting to $127.3 million, compared with $127.6 million at December 31, 1996. Deposits were $118.8 million at
March 31, 1996. Competition for deposit dollars is keen with the past year's run up in interest rates and the volatility in the bond and equity markets.
Management has grown the Bank during the third quarter with specific deposit offerings to offset the loan demand.


                       Page: 12


PART II.  Item l. - OTHER INFORMATION 3/97-10QSB
Chesapeake Financial Shares, Inc.
Legal Proceedings

None to report

PART II.  Item 2. - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Changes in Securities

None to report.

PART II.  Item 3. - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Default Upon Senior Securities

None to report.

PART II.  Item 4.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Submission of Matters to a Vote of Security Holders

     Chesapeake Financial Shares' annual meeting of shareholders was held on Friday, April 4, 1997 in Irvington, Virginia. We have previously forwarded to the Commission copies of the letter to shareholders, the notice of the meeting, the proxy statement, and the proxy. Over 85% of the shareholders were represented at the meeting in person or by proxy with over 84% voting in favor of the proposal submitted.

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

     During the second quarter of 1996 the Bank was examined by the Federal Reserve Bank of Richmond Trust and EDP Examiners. During the first of 1997, the Bank satisfactorily completed another Consumer Compliance
Examination and a Community Reinvestment Act
Examination performed by the Federal Reserve Bank of Richmond. As a result of these examinations management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations of the Bank.


                       Page: 13


PART II.  Item 6.  - OTHER INFORMATION 3/97-10QSB
Chesapeake Financial Shares, Inc.
Exhibits and Reports on Form 8-K
(Unaudited)

(a)  Exhibit  2  Plan of acquisition, reorganization,
                 arrangement, liquidation or succession            N/A

     Exhibit  4  Instruments defining the rights of security
                 holders, including indentures                     N/A

     Exhibit 10  Material contracts                                N/A

     Exhibit 11  Statement re: computation of earnings
                 per share                                         N/A

     Exhibit 15  Letter re: unaudited interim financial
                 information                                       N/A

     Exhibit 18  Letter re: change in accounting principles        N/A

     Exhibit 19  Report furnished to security holders              N/A

     Exhibit 22  Published report regarding matters
                 submitted to vote of security holders     Previously Filed

     Exhibit 23  Consents of experts and counsel                   N/A

     Exhibit 24  Power of attorney                                 N/A

     Exhibit 27  Financial Data Schedule                        Attached

     Exhibit 99  Additional exhibits                               N/A


(b)  No filings were made on Form 8-K for the period.



                      Page: 14


SIGNATURES
Chesapeake Financial Shares, Inc.
SEC 10-QSB 3/97

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           Chesapeake Financial Shares, Inc.
                     (Registrant)



          5/8/97           s/s Douglas D. Monroe, Jr.
         --------          -----------------------------
         (Date)                   (Signature)
                          Douglas D. Monroe, Jr.
                       Chairman and Chief Executive Officer



          5/8/97           s/s John H. Hunt, II
         --------          -----------------------------
         (Date)                   (Signature)
                             John H. Hunt, II
                       Secretary and Chief Financial Officer




                       Page: 15