Form 10QSB
period 1997-06-30
CHESAPEAKE FINANCIAL SHARES INC
filed 1997-08-05
CIK 847538

U. S. Securities and Exchange commission
                Washington, D.C.  20549

                      FORM 10-QSB

 [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
         THE SECURITIES  EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997


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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 15, 1997.

        Class                   Outstanding at July 15, 1997

Common Stock, voting, $5.00 par value          839,049
Common Stock, non-voting, $5.00 par value            0


                   CHESAPEAKE FINANCIAL SHARES, INC.

                            FORM 10-QSB

                                INDEX


                    PART I - FINANCIAL INFORMATION

                                                              Page

Item 1.   Financial Statements.................................1-4

        Consolidated Balance Sheets
        June 30, 1997 and December 31,1996.....................1-2

        Consolidated Statements of Earnings
        Three months ended June 30, 1997 and 1996................3

        Consolidated Statements of Earnings
        Six months ended June 30, 1997 and 1996..................4

        Consolidated Statements of Cash Flows
        Six months ended June 30, 1997 and 1996..................5

        Notes to Consolidated Financial Statements.............6-7

Item 2.   Management's Discussion and Analysis of Financial
        Condition Results of Operations.......................8-13

                           PART II - OTHER INFORMATION

        Item 1.   Legal Proceedings.............................14

        Item 2.   Changes in Securities.........................14

        Item 3.   Defaults Upon Senior Securities...............14

        Item 4.   Submission of Matters to a Vote of
                  Security Holders..............................14

        Item 5.   Other Information.............................14

        Item 6.   Exhibits and Reports on Form 8-K..............15

        Signatures..............................................16









                          Page I


PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.           June 30,      December 31,
Consolidated Balance Sheets                   1997           1996

            ASSETS                                (Unaudited)
Cash and due from banks................    $5,777,093     $5,896,836
Federal funds sold.....................          0              0
Time deposits with banks...............          0              0
Securities available for sale
  U.S. Treasury securities (book value
  of $1,955,217-1997 and $3,058,460-1996)   1,940,406      3,042,469
  U.S. Government agencies (book value of
  $20,904,594-1997and $23,488,966-1996)    20,922,198     23,400,043
  Obligations of state and political
  subdivisions (book value of
  $10,987,341-1997 and $10,539,035-1996)   11,087,432     10,528,470
  Other Securities (book value of
  $743,400-1997 and $711,500-1996)            743,400        711,500

Loans..................................    96,013,692     92,078,667
Less: Reserve for loan loss............    (1,661,410)    (1,652,843)
                                          --------------------------
   Net loans...........................    94,352,282     90,425,824

Bank premises and equipment, net.......     3,447,360      3,284,063
Accrued interest receivable............     1,017,568      1,088,201
Intangible assets, net.................        42,000         84,000
Other assets...........................     3,691,690      4,414,212
                                          --------------------------
   Total assets........................  $144,849,094   $142,875,618
                                          ==========================






















See accompanying notes to consolidated financial statements. Page: 1


PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.             June 30,      December 31,
Consolidated Balance Sheets                    1997            1996

LIABILITIES AND SHAREHOLDERS' EQUITY                 (Unaudited)

Deposits
  Noninterest bearing deposits.........    $ 16,753,150     $ 16,646,453
  Savings and interest bearing deposits      37,678,364       37,273,969
  Certificates of deposit..............      75,571,005       73,709,143
                                             ---------------------------
    Total deposits.....................     130,002,519      127,629,565

Federal funds purchased................         800,000        2,000,000
Accrued interest payable...............         265,361          272,546
Other liabilities......................         988,280          964,536
Note payable...........................            0                0
                                             ---------------------------
     Total liabilities.................     132,056,160      130,866,647

Commitments
Shareholders' equity
 Preferred stock, par value $1 per share;
 authorized 50,000 shares; none outstanding        0                0
 Common stock, voting..................       4,195,245        4,198,435
 Common stock, non-voting..............            0                0
                   voting            non-voting
             6/30/97   12/31/96  6/30/97  12/31/96
             -------   --------  -------  --------
Shares auth.2,000,000 2,000,000  635,000   635,000
Shares o/s.   839,049   839,687     0         0
Paid In Capital........................         454,643          468,493
Unrealized gains (losses) on securities
   available for sale..................          67,525          (76,216)
Retained earnings......................       8,075,521        7,418,259
                                              --------------------------
   Total shareholders'equity...........      12,792,934       12,008,971
                                             ---------------------------
   Total liabilities and Shareholders'
   equity..............................    $144,849,094     $142,875,618
                                             ===========================














See accompanying notes to consolidated financial statements.  Page: 2


PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                        Three Months Ended
Consolidated Statements of Earnings                           June 30,
                                                        1997         1996

     Interest Income                                       (Unaudited)

Interest and fees on loans.....................     $2,208,064   $2,005,573
Interest on federal funds sold.................          1,966        3,662
Interest on time deposits with banks...........          2,459       26,585
Interest on U.S. Treasury securities...........         25,595       58,383
Interest on obligations of U.S. Agency
  Obligations..................................        334,588      276,862
Interest on obligations of state and political
subs...........................................        171,335      128,097
     Total interest income
2,744,007      2,499,162

     Interest Expense

Interest on savings and interest bearing deposits      240,561      250,612
Interest on certificates of deposit............      1,012,092      880,370
Interest on federal funds purchased............         24,875       10,321
Other interest expense.........................              0        7,307
                                                     ----------------------
     Total interest expense                          1,277,528    1,148,610
                                                     ----------------------
Net interest income............................      1,466,479    1,350,552
Provision for loan losses......................           0          37,500
                                                     ----------------------
Net interest income after provision for loan losses  1,466,479    1,313,052
                                                     ----------------------
     Noninterest Income

Income from fiduciary activities...............        218,971      193,313
Service charges on deposit accounts............        137,277      130,755
Securities gains (losses) -net.................            384         0
Merchant card income...........................         84,999       67,349
ATM income.....................................         52,318       41,940
Business manager income........................        139,451      107,351
Other income...................................         86,090       86,933
                                                     ----------------------
     Total noninterest income                          719,490      627,641
                                                     ----------------------
     Noninterest Expense

Salaries.......................................        591,610      543,321
Employee benefits..............................        143,430      127,387
Occupancy expenses.............................        325,792      237,350
Amortization expense...........................         21,000       21,000
Merchant card expense..........................         88,383       53,412
ATM expense....................................         70,144       67,842
Business manager expense.......................         80,572       27,805
Other expenses.................................        268,058      277,219
                                                     ----------------------
     Total noninterest expense.................      1,588,989    1,361,405
                                                     ----------------------
Income before income taxes.....................        596,980      579,288
Income taxes...................................        158,265      159,500
                                                     ----------------------
    Net income.................................   $    438,715  $   419,788
                                                     ======================
Earnings per share.............................          $0.51        $0.49



See accompanying notes to consolidated financial statements.  Page: 3


PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                       Six Months Ended
Consolidated Statements of Earnings                         June 30,
                                                       1997          1996

     Interest Income                                       (Unaudited)

Interest and fees on loans......................   $4,372,103    $3,937,597
Interest on federal funds sold..................        2,477        12,415
Interest on time deposits with banks............        4,478        34,377
Interest on U.S. Treasury securities............       61,363       119,939
Interest on obligations of U.S. Agency Obligations    672,854       585,504
Interest on obligations of state and political subs   314,943       254,064
                                                    -----------------------
     Total interest income                          5,428,218     4,943,896

     Interest Expense

Interest on savings and interest bearing deposits     479,466       503,300
Interest on certificates of deposit.............    2,011,239     1,810,292
Interest on federal funds purchased.............       49,433        11,333
Other interest expense..........................         0           15,568
                                                    -----------------------
     Total interest expense                         2,540,138     2,340,493
                                                    -----------------------
Net interest income.............................    2,888,080     2,603,403
Provision for loan losses.......................         0           75,000
                                                    -----------------------
Net interest income after provision for loan
 losses.........................................    2,888,080     2,528,403
                                                    -----------------------
     Noninterest Income

Income from fiduciary activities................      408,399       366,074
Service charges on deposit accounts.............      269,706       252,633
Securities gains (losses) -net..................       (2,365)       (4,958)
Merchant card income............................      132,864        89,316
ATM income......................................       95,662        58,787
Business manager income.........................      227,667       180,498
Other income....................................      174,367       178,055
                                                     ----------------------
     Total noninterest income                       1,306,300     1,120,405
                                                     ----------------------
     Noninterest Expense

Salaries........................................    1,156,872     1,093,662
Employee benefits...............................      313,287       256,794
Occupancy expenses..............................      535,776       479,779
Amortization expense............................       42,000        42,000
Merchant card expense...........................      138,872        74,167
ATM expense.....................................      136,277       107,123
Business manager expense........................      136,393        40,587
Other expenses..................................      661,157       547,386
                                                    -----------------------
     Total noninterest expense..................    3,120,634     2,655,752
                                                    -----------------------
Income before income taxes......................    1,073,746       993,056
Income taxes....................................      282,225       264,500
                                                    -----------------------
     Net income................................. $    791,521   $   728,556
                                                    =======================
Earnings per share..............................        $0.92         $0.84



See accompanying notes to consolidated financial statements.  Page: 4


PART I. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                      Six Months Ended
Consolidated Statements of Cash Flows                      June 30,
                                                      1997          1996

                                                          (Unaudited)
     Cash flows from operating activities:
Net income.....................................    $  91,521    $ 728,556
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
  Depreciation and amortization................      316,028      247,443
  Provision for loan losses....................         0          75,000
  (Accretion) of discount and amortization of
  premiums, net................................       94,090      165,231
  Net (gain) loss on sale of securities........        2,365        4,958
  Changes in assets and liabilities:
   Decrease (increase) in accr. interest
   receivable..................................       70,633       67,169
   Decrease (increase) in other assets.........   (1,179,764)     (79,359)
   Increase (decrease) in accrued interest
   payable.....................................       (7,185)     (17,365)
   Increase (decrease) in other liabilities....       23,744      568,185
                                                   ----------------------
Net cash provided by (used for) operating
activities.....................................      111,432    1,759,818

     Cash flows from investing activities:
Net (increase) decrease in time deposits with
 banks.........................................         0         350,316
Purchases of securities available for sale.....   (6,549,626)  (6,742,216)
Proceeds from sale or call of securities
 available for sale............................    7,216,092    4,658,677
Proceeds from maturities of securities available
 for sale......................................    2,444,488    4,808,605
Origination of loans available for sale........   (1,506,950)  (2,164,502)
Proceeds from sale of loans available for
 sale..........................................    1,506,950    1,723,900
Net (increase) decrease in loans outstanding...   (3,926,458)  (2,851,022)
Other capital expenditures.....................     (437,325)    (338,509)
                                                   ----------------------
Net cash provided by (used for) investing
 activities....................................   (1,252,829)    (554,751)
                                                   ----------------------
     Cash flows from financing activities:
Net increase (decrease) in demand accounts,
 interest bearing demand deposit accounts
 and savings deposits..........................      511,092    2,504,183
Net increase (decrease) in certificates of
 deposit.......................................    1,861,862   (3,552,611)
Net decrease in federal funds purchased........   (1,200,000)    (115,000)
Cash dividends.................................     (134,260)    (119,252)
Proceeds from issuance of voting common stock..        5,000       10,000
Acquisition of voting common stock.............      (22,040)     (44,932)
Curtailment of long-term borrowings............         0         (75,000)
                                                   ----------------------
Net cash provided by (used for) financing
 activities....................................    1,021,654   (1,392,612)
Net (decrease) increase in cash and federal
 funds sold....................................     (119,743)    (187,545)
Cash and federal funds sold at beginning of
 period........................................    5,896,836    4,906,634
                                                   ----------------------
Cash and federal funds sold at end of period...   $5,777,093   $4,719,089
                                                   ======================



See accompanying notes to consolidated financial statements.  Page: 5


PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.) 6/97-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

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

3. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the year. The number of common shares and common stock equivalents used for June 30, 1997 and December 31, 1996 were 862,033 and
860,062, respectively.

4.  CFS adopted FASB No. 115, "Accounting for Certain
Investment in Debt and Equity Securities" effective beginning January l, 1994. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair market values and for all investment in debt securities.
Those investments are classified in three categories and accounted for as follows:

     a.  Securities Held to Maturity- Securities
classified as held to maturity are those debt securities CFS has both the intent and the ability to hold to maturity regardless of changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. CFS held no assets classified as Held to Maturity at December 31, 1996 or June 30, 1997.

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

     c. Trading Securities- Trading securities, which are generally held for short term in anticipation of market gains, are carried at fair market value.
Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no assets classified as Trading Securities at December 31, 1996 or June 30, 1997.


                        Page: 6


PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.) 6/97-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

5. Loans are stated at face value, net of unearned discount and the reserve for loan losses. Interest is computed by methods which result in level rates of return on principal. Generally, interest is not accrued on loans over ninety days past due. Interest on loans that are placed on nonaccrual status and which management considers to be uncollectable is charged off. Nonrefundable loan fees and direct loan origination costs are recognized in operations when received and incurred, respectively. The impact of this methodology is not significantly different from recognizing the net of these fees and costs over the contractual life of the related loan.

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











                        Page: 7


  PART I.  Item 2. - FINANCIAL INFORMATION (cont'd.) 6/97-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation               (Unaudited)

A.  Summary - liquidity and capital resources

     Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. The CFS's primary sources of liquidity continue to be federal funds sold, time deposits with banks and securities maturing within one year. The repayment and sale of loans also provides liquidity. The total of federal funds sold, time deposits with banks and securities maturing within one year at June 30, 1997 was approximately $3,768,000, compared to $9,501,000 one year ago and $6,388,000 at December 31, 1996.

     The liquidity ratio at June 30, 1997 was 27.1%, compared with 30% one year ago. This ratio is arrived at by dividing net liquid assets (sum of total Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management has found in the past that 18% represents a sufficient level of liquidity to meet cash needs.

     Management believes capital is adequate to meet current needs. Since Chesapeake Financial Shares has total assets of less than $150 million, the capital requirements of only the subsidiary, Chesapeake Bank are used for regulatory purposes. Unencumbered capital
(total capital net of unrealized securities gains/losses less intangibles plus reserves) as a percent of total adjusted assets (total assets less intangibles plus reserves) was 9.8% at June 30, 1997 and 9.5% at December 31, 1996, for CFS.

     Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%. At
June 30, 1997 and December 31, 1996 the Bank's ratio of
Tier 1 risk based capital to risk-adjusted assets was 11.2% and 11.3%, respectively. Total risked based capital to risk weighted assets was 12.4% and 12.5% at June 30, 1997 and December 31, 1996, respectively.
Tier one leverage capital was 7.8% and 7.7% at June 30, 1997 and December 31, 1996, respectively.
















                        Page: 8


PART I.  Item 2. - FINANCIAL INFORMATION (cont'd.) 6/97-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation               (Unaudited)

B.  Results of operations:

     Earnings Summary:

     Net income was $791,521 for the six months ended
June 30, 1997, compared with income of $728,556 for the same period in 1996. On a per share basis, the net profit was $0.92 for the first six months, compared with $0.84 per share for the same period in the prior year. The increase in earnings resulted primarily from a $359,677 or 14.2% increase in net interest income after provision and a $185,895 or 16.6% increase in noninterest income. The Company experienced a net increase in noninterest expense of $464,882 or 17.5%.

     Net Interest Income:

     Chesapeake Financial Shares' results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 1997, the Company's interest-earning assets exceeded its interest-bearing liabilities by approximately $15.4 million, compared with a $13.6 million excess one year ago.

     Net interest margins are 4.60% at June 30, 1997 compared to 4.49% at June 30, 1996. Chesapeake Bank maintained competitive rates throughout the first nine months of last year without being aggressive. During the fourth quarter of 1996 a deposit offering generated approximately $7 million dollars in new money The
March 97 increase in the New York prime rate had a positive impact on margins during the past quarter as prime-adjusted loans have repriced. Margins also improved as our loan to deposit ratio has risen from 73% at June 30, 1996, to over 76% during the second quarter of 1997.

Provision for Loan Losses:

     The loan loss provision is a charge against earnings necessary to maintain the reserve for loan losses at a level consistent with management's evaluation of the credit quality and risk adverseness of the portfolio. Management makes a quarterly evaluation as to the adequacy of the current loan loss reserve. Management's detailed analysis as of June 30, 1997 supports the adequacy of the current loan loss level of $1.7 million.

     Chesapeake Bank's management maintains a reserve for loan loss which they feel represents a conservative estimate of potential losses in the Bank's loan portfolio. The methodology incorporates subjective factors into the evaluation of the adequacy of the ALLL such as:




                        Page: 9


PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 6/97-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                    (Unaudited)

    The effect of volume and trends in delinquencies and nonaccruals.
    The effect of trends in portfolio volume, maturity, and composition.
    An estimate of future loss on all significant loans and assessment of underwriting and lending policies and procedures including those for charge off, collection and recovery.
    Experience, ability and depth of lending management and staff.
    The effect of national and local economic conditions and downturns in specific industries.
    Concentrations of credit that might affect loss experience across one or more components of the portfolio.
    Taking into account results of any independent reviews of the portfolio.

  The loan loss reserve is 1.7% and 1.8% of gross loans as of June 30, 1997 and December 31, 1996 respectively.

     Noninterest Income:

     Noninterest income is up 16.6% or $185,895 from the same period last year. Trust income is up 11.6%, or $42,325, from June 30, 1996. This increase was due to volume increases in total managed assets this quarter and the general level of business. Service charges on deposit accounts were up $17,073 or 6.8% from June 30, 1996.

     Bank management changed the merchant card program to a principal member of the VISA/MASTERCARD Network in the beginning of 1995. Since that time we have been rebuilding our merchant card customer base. This has generated approximately $43,548 or 48.8% more in gross merchant card revenue through June of this year than in the same period last year. The ATM fee income to date is $95,662, up 62.7%. The Bank had $58,787 from ATM fee income as of June 30, 1996. The Bank has 12 ATMs operational as of the end of June 30, 1997. The Bank charges a nominal fee for use of its ATMs by non-customers. This practice started in July of 1996 and covers most of the ATMs.

     Chesapeake Banks Business Manager product generated $227,667 in gross revenue for the first six months ended June 30, 1997, compared to the same period last year of $180,498. Managed assets in the business manager program were $3,691,690 at June 30, 1997, and $1,708,075 at June 30, 1996.








                       Page: 10


  PART I.  Item 2. - FINANCIAL INFORMATION (cont'd.) 6/97-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                  (Unaudited)

Noninterest Expenses:

     Employee salaries expenses amounted to $1,156,872 and $1,093,662 as of June 30, 1997 and 1996,
respectively. We opened a new branch in Williamsburg in July of 1996 and additional staff was added during the second quarter of last year. Benefits expense is up 22.0% or $56,493 over June 30, 1996 due primarily to deferred compensation expenses and incentive accruals.

     Occupancy expenses are up 11.7% or $55,997 from June 30, 1996 primarily due to leasehold improvement expenses at the new branch in Williamsburg and some one-time maintenance expenses at other branches. There are additional expenses associated with renovations to the Operations Center.

     Merchant Card expenses are up 87.2% due to increased volume in the program. Profit margins on the merchant card program are expected to improve in 1997 as business volume increases. ATM expenses are up due to the depreciation expenses associated with the expansion of the Bank's ATM network and volumes are still below break even targets. The ATM program was expected to break even by the end of 1996. However, expected operational expense reductions will not be realized in the ATM program until the third quarter of 1997 when we will change our ATM processing vendor.

     As of this report date the Bank has 12 ATM/cash dispensers in operation. Three were completed by December 31, 1994 in the Hayes office, the Gloucester
Winn-Dixie Office and a cash dispenser at Cobbs Creek, in a convenience store. During 1995 Chesapeake Bank installed ATMs at the Kilmarnock office, James City
County Winn-Dixie office, in front the Best Value department store in Mathews, in a convenience store at Glenns, in the lobby of the Rappahannock General
Hospital, and two ATMs were installed at the Williamsburg Pottery facility.

     The Bank also had ATM machines in the East Coast
Convenience Stores at Fredericksburg, Disputania,
Ashland, Opal, and Route 17, Gloucester, which have since been closed as part of the expense reduction of the program.. Additional ATMs were opened during the summer of 1996 at the new Williamsburg Office at Route
5 and Ironbround Road, and the Zooms Convenience Store on Route 5 in Williamsburg. The Bank has made arrangements to relocate two of the machines removed from East Coast to more productive areas.

     Other expenses were $661,157 for the six month period, compared with $561,640 for the same period one year ago. Increases in this area are primarily related to increases in delivery and transportation, miscellaneous professional fees, and advertising expenses related to a new product, Colonial Education
Trust (CET). CET is a college tuition trust product.





                       Page: 11


  PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 6/97-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                (Unaudited)

     Assets and Loans:

     At June 30, 1997, Chesapeake Financial Shares had total assets of $144.8 million, up 1.4% from $142.9 million at December 31, 1996 and up 10.8% from $130.8 million of one year ago. Management has budgeted a 6.5% growth in total assets for 1997. Management still feels the growth targets will be met. Growth objectives have been set in loan production, funded in part by the securities portfolio and by deposit growth. Management is considering other sources of liquidity such as long term borrowing from the Federal Home Loan Bank in Atlanta.

     Total loans (gross) at June 30, 1997 were $96.0 million, representing an increase of 4.3% from December
31, 1996, when loans were $92.1 million.  Chesapeake
Bank's loan quality is exceptionally good as the following table shows. While the absolute numbers are up from December 31, 1996, they are nominal as a per cent of loans or capital compared to peer group.
Management is confident that no serious delinquency trends are developing.

                                     6/30/97   12/31/96

          Nonaccrual loans         $ 638,490 $ 142,944
          90 days past due              0        8,850
          Restructured loans            0         0
                                    ________  ________
          Totals                   $ 638,490 $ 151,794

     Management is also confident there will be no loss incurred as the Bank is well secured on these assets.
There are no troubled debt restructurings outstanding at the end of either period.

     Chesapeake Bank has experienced greatly reduced loan charge offs and increased recoveries as the credit quality has improved and effective collection techniques are used. Year to date charge offs through June 30, 1997 where $8,406 as compared to $124,841 as of June 30, 1996. Recoveries through June 30, 1997 were $16,973 as compared to $179,057 as of June 30, 1996. This positive recovery trend is not expected to continue.












                       Page: 12


PART I.  Item 2. - FINANCIAL INFORMATION (cont'd.) 6/97-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                  (Unaudited)

     Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director's Loan Review Committee. There have been no material changes in the concentrations of credit within the past nine months which would warrant above average additions to the reserve. The Bank's only concentrations of credit greater than 70% of capital are in residential real estate (195% of total capital), the hospitality sector (80% of total capital), individual consumer (72% of capital), the retail sector
(74% of total capital), and the services/professional sector (73% of total capital). Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

     The Bank's Other Real Estate Owned (OREO) portfolio currently has two properties with a total written down value of $245,000. Bank management is aggressively marketing these properties.

     Deposits:

     Deposits are up 1.9% or $2.4 million from $127.6
million at December 31, 1996. Deposits were $130.0 million and $117.6 million at June 30, 1997 and June
30, 1996, respectively. Competition for deposit dollars is keen with the record performance of the stock market. Management has grown the Bank during the past year with specific deposit offerings to offset the loan demand.

     Other:

     The Bank has submitted an application to the State
Banking Commissioner and the Federal Reserve Bank of
Richmond for a branch in Williamsburg on Lafayette
Street. Management has entered into a contract (with contingencies) to acquire the land and bank building from First Union. The facility had been closed by First
Union over two years ago. We will not be acquiring any banking assets or liabilities. Chesapeake does not expect the branch to be operational before the spring of 1998.














                       Page: 13


PART II.  Item l. - OTHER INFORMATION 6/97-10QSB
Chesapeake Financial Shares, Inc.
Legal Proceedings

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

     During the second quarter of 1996 the Bank was examined by the Federal Reserve Bank of Richmond Trust and EDP Examiners. During the first quarter of 1997, the Bank satisfactorily completed another Consumer
Compliance Examination and a Community Reinvestment Act
Examination performed by the Federal Reserve Bank of Richmond. During the second quarter of 1997, the Bank and the holding company satisfactorily completed another safety and soundness examination performed by the Bureau of Financial Institutions, State Corporation
Commission, Commonwealth of Virginia. As a result of these examinations management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations of the Bank.
                       Page: 14


PART II.  Item 6.  - OTHER INFORMATION 6/97-10QSB
Chesapeake Financial Shares, Inc.
Exhibits and Reports on Form 8-K
(Unaudited)

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















                       Page: 15


SIGNATURES
Chesapeake Financial Shares, Inc.                SEC 10-QSB 6/97

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           Chesapeake Financial Shares, Inc.
                     (Registrant)



        7/22/97
     ------------        -------------------------
         (Date)                   (Signature)
                          Douglas D. Monroe, Jr.
                       Chairman and Chief Executive
                        Officer



       7/22/97
    ---------------      -------------------------
         (Date)                   (Signature)
                             John H. Hunt, II
                       Secretary and Chief Financial
                        Officer




















                       Page: 16