Form 10QSB
period 1997-09-30
CHESAPEAKE FINANCIAL SHARES INC
filed 1997-11-12
CIK 847538

U. S. Securities and Exchange commission
                Washington, D.C.  20549

                      FORM 10-QSB

 [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
         THE SECURITIES  EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 1997


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 15, 1997.

       Class                   Outstanding at October 15, 1997

Common Stock, voting, $5.00 par value        1,006,554
Common Stock, non-voting, $5.00 par value            0



                   CHESAPEAKE FINANCIAL SHARES, INC.

                            FORM 10-QSB

                               INDEX


                     PART I - FINANCIAL INFORMATION

                                                            Page

Item 1.   Financial Statements...............................1-4

     Consolidated Balance Sheets
     September 30, 1997 and December 31, 1996................1-2

     Consolidated Statements of Earnings
     Three months ended September 30, 1997 and 1996............3

     Consolidated Statements of Earnings
     Nine months ended September 30, 1997 and 1996.............4

     Consolidated Statements of Cash Flows
     Nine months ended September 30, 1997 and 1996.............5

     Notes to Consolidated Financial Statements..............6-7

Item 2.   Management's Discussion and Analysis of
          Financial Condition Results of Operations.........8-13

                    PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings..............................14

     Item 2.   Changes in Securities..........................14

     Item 3.   Defaults Upon Senior Securities................14

     Item 4.   Submission of Matters to a Vote of
                 Security Holders.............................14

     Item 5.   Other Information..............................14

     Item 6.   Exhibits and Reports on Form 8-K...............15

     Signatures...............................................16






                          Page I



PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.        September 30,      December 31,
Consolidated Balance Sheets                  1997               1996

        ASSETS                                     (Unaudited)
Cash and due from banks...............     $5,710,534        $5,896,836
Federal funds sold....................        400,000              0
Time deposits with banks..............           0                 0
Securities available for sale
 U.S. Treasury securities (book value
 of $1,953,885-1997 and $3,058,460-1996)    1,946,500         3,042,469
 U.S. Government agencies (book value of
 $26,393,447-1997 and $23,488,966-1996)    26,524,481        23,400,043
 Obligations of state and political
 subdivisions (book value of
 $11,731,411-1997 and $10,539,035-1996)    12,002,099        10,528,470
Other Securities (book value
 $743,400-1997 and $711,500-1996......        743,400           711,500

Loans.................................     99,132,995        92,078,667
Less: Reserve for loan loss...........     (1,682,042)       (1,652,843)
                                         ------------      ------------
   Net loans..........................     97,450,953        90,425,824

Bank premises and equipment, net......      3,744,182         3,284,063
Accrued interest receivable...........      1,081,700         1,088,201
Intangible assets, net................         21,000            84,000
Business Manager Assets...............      4,644,693         1,708,075
Other assets..........................      1,847,449         2,706,137
                                         ------------      ------------
   Total assets.......................   $156,116,991      $142,875,618
                                         ============      ============




See accompanying notes to consolidated financial statements.  Page: 1



PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.         September 30,    December 31,
Consolidated Balance Sheets                   1997             1996

LIABILITIES AND SHAREHOLDERS' EQUITY               (Unaudited)

Deposits
  Noninterest bearing deposits........... $ 18,172,178     $ 16,646,453
  Savings and interest bearing deposits..   39,103,480       37,273,969
  Certificates of deposit................   82,816,175       73,709,143
                                          ------------     ------------
    Total deposits.......................  140,091,833      127,629,565

Federal funds purchased..................    1,200,000        2,000,000
Accrued interest payable.................      285,107          272,546
Other liabilities........................    1,114,274          964,536
Note payable.............................         0                0
                                          ------------     ------------
     Total liabilities...................  142,691,214      130,866,647

Commitments
Shareholders' equity
 Preferred stock, par value $1 per share;
 authorized 50,000 shares; none outstanding       0                0
 Common stock, voting....................    4,194,245        4,198,435
 Common stock, non-voting................         0                0
                 voting           non-voting
               9/30/97  12/31/96 9/30/97 12/31/96
               -------  -------- ------- --------
Shares auth. 2,000,000 2,000,000 635,000  635,000
Shares o/s     838,849   839,687    0        0
Paid in capital..........................      451,843          468,493
Unrealized gains (losses) on securities
 available for sale......................      256,319          (76,216)
Retained earnings........................    8,523,370        7,418,259
                                           -----------      -----------
     Total shareholders' equity..........   13,425,777       12,008,971
                                           -----------      -----------
     Total liabilities and Shareholders'
      equity............................. $156,116,991     $142,875,618
                                          ============     ============





See accompanying notes to consolidated financial statements.  Page: 2



PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.               Three Months Ended
Consolidated Statements of Earnings               September 30,
                                               1997           1996

     Interest Income                               (Unaudited)

Interest and fees on loans..............    $2,262,359     $2,034,675
Interest on federal funds sold..........        25,936          5,028
Interest on time deposits with banks....         2,529           0
Interest on U.S. Treasury securities....        25,540         50,283
Interest on obligations of U.S. Agency
  Obligations...........................       398,031        280,941
Interest on obligations of state and
  political subs........................       159,634        152,686

      Total interest income                  2,874,029      2,523,613

     Interest Expense

Interest on savings and interest bearing
  deposits..............................       250,265        251,931
Interest on certificates of deposit.....     1,134,071        886,304
Interest on federal funds purchased.....           879         10,441
Other interest expense..................             0          6,267

      Total interest expense                 1,385,215      1,154,943
                                           -----------    -----------
Net interest income.....................     1,488,814      1,368,670
Provision for loan losses...............        37,500         37,500
                                           -----------    -----------
Net interest income after provision for
  loan losses                                1,451,314      1,331,170

     Noninterest Income

Income from fiduciary activities........       297,741        253,064
Service charges on deposit accounts.....       127,954        122,700
Securities gains (losses) -net..........             0         10,889
Merchant card income....................       120,112         76,584
ATM income..............................        57,632         40,820
Business manager income.................       194,378         97,505
Other income............................        92,049        215,259

      Total noninterest income                 889,866        816,821

     Noninterest Expense

Salaries................................       654,654        580,792
Employee benefits.......................       133,753        152,193
Occupancy expenses......................       284,153        368,002
Amortization expense....................        21,000         21,000
Merchant card expense...................       114,377         76,982
ATM expense.............................        72,641         48,148
Business manager expense................        48,526         18,780
Other expenses..........................       319,765        315,299

       Total noninterest expense             1,648,869      1,581,196
                                           -----------    -----------
Income before income taxes..............       692,311        566,795
Income taxes............................       177,338        164,870
                                           -----------    -----------
     Net income.........................  $    514,973    $   401,925

Earnings per share......................         $0.59          $0.48




See accompanying notes to consolidated financial statements.  Page: 3



PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.               Nine Months Ended
Consolidated Statements of Earnings               September 30,
                                               1997           1996

      Interest Income                              (Unaudited)

Interest and fees on loans..............   $6,634,462      $5,972,272
Interest on federal funds sold..........       28,413          17,443
Interest on time deposits with banks....        7,007          17,066
Interest on U.S. Treasury securities....       86,903         170,222
Interest on obligations of U.S. Agency
  Obligations...........................    1,070,885         883,756
Interest on obligations of state and
  political subs........................      474,577         406,750

      Total interest income                 8,302,247       7,467,509

     Interest Expense

Interest on savings and interest bearing
  deposits..............................      729,731         755,231
Interest on certificates of deposit.....    3,145,310       2,696,596
Interest on federal funds purchased.....       50,312          21,774
Other interest expense..................            0          21,835

      Total interest expense                3,925,353       3,495,436
                                           ----------      ----------
Net interest income.....................    4,367,894       3,972,073
Provision for loan losses...............       37,500         112,500
                                           ----------      ----------
Net interest income after provision for
  loan losses...........................    4,339,394       3,859,573

     Noninterest Income

Income from fiduciary activities........      706,140         619,138
Service charges on deposit accounts.....      397,660         375,333
Securities gains (losses) -net..........       (2,365)          5,931
Merchant card income....................      252,976         165,900
ATM income..............................      153,294          99,607
Business manager income.................      422,045         278,003
Other income............................      266,416         393,314

      Total noninterest income              2,196,166       1,937,226

     Noninterest Expense

Salaries................................    1,788,165       1,625,704
Employee benefits.......................      433,040         428,487
Occupancy expenses......................      822,524         740,658
Amortization expense....................       63,000          63,000
Merchant card expense...................      253,249         151,149
ATM expense.............................      208,918         155,271
Business manager expense................      184,919          59,367
Other expenses..........................    1,015,688       1,013,312

      Total noninterest expense             4,769,503       4,236,948
                                            ---------       ---------
Income before income taxes..............      766,057       1,559,851
Income taxes............................      459,563         429,370
                                            ---------       ---------
     Net income.........................  $ 1,306,494     $ 1,130,481

Earnings per share......................        $1.51           $1.33




See accompanying notes to consolidated financial statements.  Page: 4



PART I. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                    Nine Months Ended
Consolidated Statements of Cash Flows                  September 30,
                                                    1997           1996

                                                        (Unaudited)
     Cash flows from operating activities:
Net income................................      $1,306,494     $1,130,481
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
Depreciation and amortization.............         800,876        576,390
Provision for loan losses.................          37,500        112,500
(Accretion) of discount and amortization of
 premiums, net............................         147,955        212,460
Net (gain) loss on sale of securities.....           2,365         (5,931)
Changes in assets and liabilities:
 Decrease (increase) in accr. interest
  receivable..............................           6,501        117,061
 Decrease (increase) in other assets......      (2,255,212)      (265,402)
 Increase (decrease) in accrued interest
  payable.................................          12,561        (17,174)
 Increase (decrease) in other liabilities.         149,738        933,690
                                                 ---------      ---------
Net cash provided by (used for) operating
 activities...............................         208,778      2,794,075
                                                 ---------      ---------

    Cash flows from investing activities:
Net (increase) decrease in time deposits
 with banks...............................               0        450,375
Purchases of securities available for sale     (13,891,862)   (12,467,472)
Proceeds from sale or call of securities
 available for sale.......................       7,268,908      7,861,407
Proceeds from maturities of securities
 available for sale.......................       3,448,452      6,298,078
Origination of loans available for sale...      (2,174,300)    (3,684,776)
Proceeds from sale of loans available for
 sale.....................................       2,174,300      3,684,776
Proceeds from sale of OREO................               0         12,788
Net (increase) decrease in loans outstanding    (7,062,627)    (6,433,035)
Other capital expenditures................      (1,197,995)      (749,726)
                                                ----------     ----------
Net cash provided by (used for) investing
 activities...............................     (11,435,124)    (5,027,585)
                                                ----------      ---------

 Cash flows from financing activities:
Net increase (decrease) in demand accounts,
 interest bearing demand deposit accounts
 and savings deposits.....................       3,355,236      1,040,931
Net increase (decrease) in certificates of
 deposit..................................       9,107,032      1,937,026
Net decrease in federal funds purchased...        (800,000)      (115,000)
Cash dividends............................        (201,384)      (177,659)
Proceeds from issuance of voting common
 stock....................................           5,000         31,850
Acquisition of voting common stock........         (25,840)      (235,521)
Curtailment of long-term borrowings.......               0       (112,500)
                                                ----------     ----------
Net cash provided by (used for) financing
 activities...............................      11,440,044      2,369,127
                                                ----------     ----------
Net (decrease) increase in cash and federal
 funds sold...............................         213,698        135,617
Cash and federal funds sold at beginning of
 period...................................       5,896,836      4,906,634
                                                ----------     ----------
Cash and federal funds sold at end of
 period...................................      $6,110,534     $5,042,251
                                                ==========     ==========




See accompanying notes to consolidated financial statements.  Page: 5



PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.) 9/97-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

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

3. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the year. The number of common shares and common stock equivalents used for September 30, 1997 and December 31, 1996 were 866,210 and 860,062, respectively.

4.  CFS adopted FASB No. 115, "Accounting for Certain
Investment in Debt and Equity Securities" effective beginning January l, 1994. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair market values and for all investment in debt securities.
Those investments are classified in three categories and accounted for as follows:

     a.  Securities Held to Maturity- Securities
classified as held to maturity are those debt securities CFS has both the intent and the ability to hold to maturity regardless of changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. CFS held no assets classified as Held to Maturity at December 31, 1996 or September 30, 1997.

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

     c. Trading Securities- Trading securities, which are generally held for short term in anticipation of market gains, are carried at fair market value.
Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no assets classified as Trading Securities at December 31, 1996 or September 30, 1997.


                        Page: 6


PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.) 9/97-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

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


                       Page: 7


 PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/97-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
  Condition or Plan of Operation               (Unaudited)

A.  Summary - liquidity and capital resources

     Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. The CFS's primary sources of liquidity continue to be federal funds sold, short term borrowing from Federal Home Loan Bank Atlanta, securities maturing within one year, and principal payments from mortgage securities. The repayment and sale of loans also provides liquidity. The total of federal funds sold and securities maturing within one year at September 30, 1997 was approximately
$7,789,000, compared to $3,538,000 one year ago and $6,388,000 at December 31,1996.

     The liquidity ratio at September 30, 1997 was 29.7%, compared with 30% one year ago. This ratio is arrived at by dividing net liquid assets (sum of total
Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment
Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management has found in the past that 18% represents a sufficient level of liquidity to meet cash needs.

     Management believes capital is adequate to meet current needs. Unencumbered capital (total capital net of unrealized securities gains/losses less intangibles plus reserves) as a percent of total adjusted assets
(total assets less intangibles plus reserves) was 9.6% at September 30, 1997 and 9.5% at December 31, 1996, for CFS.

     Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%. At
September 30, 1997 and December 31, 1996 the Bank's ratio of Tier 1 risk based capital to risk-adjusted assets was 10.8% and 11.3%, respectively. Total risked based capital to risk weighted assets was 12.0% and 12.5% at September 30, 1997 and December 31, 1996, respectively. Tier one leverage capital was 7.6% and 7.7% at September 30, 1997 and December 31, 1996, respectively.





                        Page: 8


PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/97-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
  Condition or Plan of Operation                (Unaudited)

B.  Results of operations:

     Earnings Summary:

     Net income was $1,306,494 for the nine months ended September 30, 1997, compared with income of $1,130,481 for the same period in 1996. On a per share basis, the net profit was $1.51 for the first nine months, compared with $1.33 per share for the same period in the prior year. The increase in earnings resulted primarily from a $429,917 or 10.3% increase in net interest income before provision and a $258,940 or 13.4% increase in noninterest income. The Company experienced a net increase in noninterest expense of $552,555 or 12.6%.

     Net Interest Income:

     Chesapeake Financial Shares' results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At September 30, 1997, the Company's interest-earning assets exceeded its interest-bearing liabilities by approximately $16.4 million, compared with a $15.2 million excess one year ago.

     Net interest margins are 4.58% at September 30, 1997 compared to 4.60% at September 30, 1996.
Chesapeake Bank maintained competitive deposit rates throughout the first nine months of last year without being aggressive. During the fourth quarter of 1996 a deposit offering generated approximately $7 million dollars in new money The March 97 increase in the New
York prime rate had a positive impact on margins during the second quarter as prime-adjusted loans have repriced. Margins have narrowed slightly as our loan to deposit ratio has dropped from over 76% at April, 1996, to under 71% at the end of the third quarter of 1997. During the end of the second quarter and part of the third quarter we had another deposit campaign which precipitated this drop.

Provision for Loan Losses:

     The loan loss provision is a charge against earnings necessary to maintain the reserve for loan losses at a level consistent with management's evaluation of the credit quality and risk adverseness of the portfolio. Management makes a quarterly evaluation as to the adequacy of the current loan loss reserve. Management's detailed analysis as of September 30, 1997 supports the adequacy of the current loan loss level of $1.7 million.

     Chesapeake Bank's management maintains a reserve for loan loss which they feel represents a conservative estimate of potential losses in the Bank's loan portfolio. The methodology incorporates subjective factors into the evaluation of the adequacy of the ALLL such as:



                        Page: 9


PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/97-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
  Condition or Plan of Operation               (Unaudited)

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

     The loan loss reserve is 1.7% and 1.8% of gross loans as of September 30, 1997 and December 31, 1996 respectively.

     Noninterest Income:

     Noninterest income is up 13.4% or $258,940 from the same period last year. Trust income is up 14.1%, or $87,002, from September 30, 1996. This increase was due to volume increases in total managed assets this quarter and the general level of business. Service charges on deposit accounts were up $22,327 or 5.9% from September 30, 1996.

     Bank management changed the merchant card program to a principal member of the VISA/MASTERCARD Network in the beginning of 1995. Since that time we have been rebuilding our merchant card customer base. This has generated approximately $87,076 or 52.5% more in gross merchant card revenue through September of this year than in the same period last year.

     The ATM fee income to date is $153,294, up 53.9%.
The Bank had $99,607 from ATM fee income as of September 30, 1996. The Bank has 14 ATMs operational as of the end of September, 1997. The Bank charges a nominal fee for use of its ATMs by non-customers. This practice started in July of 1996 and covers most of the ATMs.

     Chesapeake's management has recently changed the ATM processing to an in-house system. This was effective at the beginning of September. This will improve operating cost and control of the Bank's ATMs.
Driving our ATMs in-house will also reduce float and withdrawal limit exposure for the Bank reducing overall risks inherent in an ATM operation.

     Chesapeake Bank's Business Manager product generated $422,045 in gross revenue for the first nine months ended September 30, 1997, compared to the same period last year of $278,003. Managed assets in the business manager program were $4,644,693 at September
30, 1997, and $1,922,005 at September 30, 1996.




                       Page: 10


PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/97-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
  Condition or Plan of Operation               (Unaudited)

Noninterest Expenses:

     Employee salaries expenses amounted to $1,788,165 and $1,625,704 as of September 30, 1997 and 1996,
respectively. We opened a new branch in Williamsburg in July of 1996 and additional staff was added during the second quarter of last year. Benefits expense is up only 1.1% or $4,553 over September 30, 1996.

     Occupancy expenses are up 11.1% or $81,866 from September 30, 1996 primarily due to leasehold improvement expenses at the new branch in Williamsburg and some one-time maintenance expenses at other branches. There are additional expenses associated with renovations to the Operations Center that are being amortized beginning the third quarter of 1996.

     Merchant Card expenses are up 67.5% due to increased volume in the program. We hope to show a profit on the merchant card program by the end of 1997 as business volume increases. ATM expenses are up due to the depreciation expenses associated with the expansion of the Bank's ATM network and volumes at several ATMs are still below break even targets. The
ATM program is now expected to break even by the end of 1997. Operational expense reductions will be realized in the month of October as a result changing our ATM processing vendor and driving our own ATMs in-house.

     As of this report date the Bank has 14 ATM/cash dispensers in operation. Three were completed by December 31, 1994 in the Hayes office, the Gloucester
Winn-Dixie Office and a cash dispenser at Cobbs Creek, in a convenience store. During 1995 Chesapeake Bank installed ATMs at the Kilmarnock office, James City
County Winn-Dixie office, in front the Best Value department store in Mathews, in a convenience store at Glenns, in the lobby of the Rappahannock General
Hospital, and two ATMs were installed at the Williamsburg Pottery facility.

     The Bank also had ATM machines in the East Coast
Convenience Stores at Fredericksburg, Disputania,
Ashland, Opal, and Route 17, Gloucester, which have since been closed as part of the expense reduction of the program.. Additional ATMs were opened during the summer of 1996 at the new Williamsburg Office at Route
5 and Ironbround Road, and the Zooms Convenience Store on Route 5 in Williamsburg. The Bank has relocated two of the machines removed from East Coast to the Moose
Lodge in Gloucester and By-Pass Road in Williamsburg.

     Other expenses were $1,015,688 for the nine month period, compared with $1,013,312 for the same period one year ago. Increases in this area are primarily related to increases in delivery and transportation, miscellaneous professional fees, and advertising expenses related to a new product, Colonial Education
Trust (CET). CET is a college tuition trust product.





                       Page: 11



PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/97-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
  Condition or Plan of Operation               (Unaudited)

     Assets and Loans:

     At September 30, 1997, Chesapeake Financial Shares had total assets of $156.1 million, up 9.2% from $142.9 million at December 31, 1996 and up 15.0% from $135.7 million of one year ago. Management has budgeted a 6.5% growth in total assets for 1997. Management is comfortable with the increased growth rate. The growth has been led by loans funded by deposits and short term borrowing.

     Total loans (gross) at September 30, 1997 were
$99.1 million, representing an increase of 7.6% from December 31, 1996, when loans were $92.1 million.
Chesapeake Bank's loan quality is good as the following table shows. While the absolute numbers are up from December 31, 1996, they are nominal as a percent of loans or capital compared to peer group. Management is confident that no serious delinquency trends are developing.

                                 9/30/97      12/31/96

          Nonaccrual loans     $ 480,761     $ 142,944
          90 days past due          0            8,850
          Restructured loans        0             0
                                ________      ________
          Totals               $ 480,761     $ 151,794

     Management is also confident there will be no loss incurred as the Bank is well secured on these assets.
There are no troubled debt restructuring outstanding at the end of either period.

     Chesapeake Bank has experienced greatly reduced loan charge offs and increased recoveries as the credit quality has improved and effective collection techniques are used. Year to date charge offs through September 30, 1997 where $36,253 as compared to $137,465 as of September 30, 1996. Recoveries through
September 30, 1997 were $27,952 as compared to $194,155 as of September 30, 1996.





                       Page: 12


PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/97-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
  Condition or Plan of Operation               (Unaudited)

     Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director's Loan Review Committee. There have been no material changes in the concentrations of credit within the past nine months which would warrant above average additions to the reserve. The Bank's only concentrations of credit greater than 70% of capital are in residential real estate (179% of total capital), the retail sector (90% of total capital), individual consumer (89% of capital), and the services/professional sector (73% of total capital).
Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

     The Bank's Other Real Estate Owned (OREO) portfolio currently has two properties with a total written down value of $245,000. Bank management is aggressively marketing these properties. The Bank also has 2 repossessed assets valued at $5,300.

     Deposits:

     Deposits are up 9.8% or $12.5 million from $127.6
million at December 31, 1996. Deposits were $140.1 million and $121.2 million at September 30, 1997 and September 30, 1996, respectively. Competition for deposit dollars is keen with the record performance of the stock market. Management has grown the Bank during the past year with specific deposit offerings to offset the loan demand.

     Other:

     The Bank has received approval from the State
Banking Commissioner and the Federal Reserve Bank of
Richmond for a branch in Williamsburg on Lafayette
Street. Management has closed on the purchase from First Union of the land and bank building. The facility had been closed by First Union over two years ago. We did not acquire any banking assets or liabilities.
Chesapeake does not expect the branch to be operational before the spring of 1998.




                       Page: 13



PART II.  Item l. - OTHER INFORMATION 9/97-10QSB
Chesapeake Financial Shares, Inc.
Legal Proceedings

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

     During the first quarter of 1997, the Bank satisfactorily completed another Consumer Compliance
Examination and a Community Reinvestment Act
Examination performed by the Federal Reserve Bank of Richmond. As of June 9, 1997, the Bank and the holding company satisfactorily completed another safety and soundness examination performed by the Bureau of Financial Institutions, State Corporation Commission,
Commonwealth of Virginia. As a result of these examinations management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations of the Bank.

     Chesapeake Financial Shares' Board of Directors declared a stock dividend to be effected in the form of a stock split at their regular meeting in August. The 6 for 5 stock dividend was payable to shareholders of record on October 1, 1997. It was paid on October 15,
1997. As a result 167,705 shares were issued and $1,025.72 was paid in cash as a result of fractional shares.




                       Page: 14

PART II.  Item 6.  - OTHER INFORMATION 9/97-10QSB
Chesapeake Financial Shares, Inc.
Exhibits and Reports on Form 8-K
(Unaudited)

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





                       Page: 15


SIGNATURES
Chesapeake Financial Shares, Inc.  SEC 10-QSB 9/97

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           Chesapeake Financial Shares, Inc.
                     (Registrant)



      11/12/97          Douglas D. Monroe, Jr.
     ----------         -----------------------------
      (Date)                   (Signature)
                          Douglas D. Monroe, Jr.
                     Chairman and Chief Executive Officer



       11/12/97
      ---------          ---------------------------
       (Date)                   (Signature)
                             John H. Hunt, II
                      Secretary and Chief Financial Officer






                               Page: 16