Form 10KSB
period 1997-12-31
CHESAPEAKE FINANCIAL SHARES INC
filed 1998-03-23
CIK 847538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF  1934

                  For the fiscal year ended December 31, 1997.
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

                               Yes     X               No________

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's Revenues for its most recent fiscal year $14,343,120.

As of March 2, 1998 the aggregate market value of Common Stock of Chesapeake Financial Shares, Inc. held by nonaffiliates was approximately $8,672,042 based upon the sales price per share known to management on that date.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 2, 1998.

              Class                              Outstanding at March 2, 1998
              -----                              ----------------------------
Common Stock, $5.00 par value                               1,010,103

                      DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held on April 3, 1998 are incorporated by reference into Part III of this Form 10-KSB.

           Portions of the registrant's 1997 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB.

           Transitional Small Business Disclosure Format (check one): Yes No X.


                       CHESAPEAKE FINANCIAL SHARES, INC.
                                  FORM 10-KSB

                                     INDEX

                                     PART I

                                                              Page

Item 1.  Description of Business............................  3-11
         Statistical Information............................ 12-24

Item 2.  Description of Properties..........................    24

Item 3.  Legal Proceedings..................................    24

Item 4.  Submission of Matters to a Vote of Security Holders    24


                                    PART II

Item 5.  Market for Common Equity and Related Stockholder
         Matters............................................    25

Item 6.  Management's Discussion and Analysis or Plan of
         Operation..........................................    25

Item 7.  Financial Statements...............................    25

Item 8.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..........    25


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons, Compliance with Section 16(a) of the
               Exchange Act.................................    26

Item 10. Executive Compensation.............................    26

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.........................................    26

Item 12. Certain Relationships and Related Transactions.....    26

Item 13. Exhibits and Reports on Form 8-K...................    27

Signatures .................................................    31

EXHIBIT A Financial Reports

                                     PART I

Item 1. Description of Business

The Company

         Chesapeake Financial Shares, Inc. (the "Company") is an independent, community owned one-bank holding company based in Kilmarnock, Virginia. The Company was incorporated under the laws of the Commonwealth of Virginia in 1982 in connection with the reorganization of Chesapeake Bank (the "Bank", organized in 1900) into a one-bank holding company structure. Today the Company conducts substantially all of its business activities through the wholly-owned subsidiary
- the Bank. Additionally, the Company operates Chesapeake Mortgage Company, Inc., Chesapeake Insurance Agency, Inc., t/a Chesapeake Investment Services, and CNB Properties, Inc.

         On December 31, 1997, the Company and its subsidiaries had 92 full-time equivalent employees.

The Bank

         The Bank is a full-service commercial bank incorporated under the laws of the Commonwealth of Virginia and traces its origins back to 1900. The current Bank was formed by the merger on April 27, 1968 of Chesapeake Banking Company, headquartered in Lively, Virginia, and Lancaster National Bank, headquartered in Irvington, Virginia. Lancaster National Bank was originally chartered on April 14, 1900, and Chesapeake Banking Company was organized on October 15, 1920. The Bank (formerly Chesapeake National Bank) converted from a national to a state chartered bank on June 27,1995.

         The Bank has grown to provide a full range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, commercial, residential real estate and consumer loan services, safekeeping services and trust and estate services. The Bank is a member of the Federal Reserve System and its deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation.

         Total assets have increased 14.7%, 8.9%, and 5.5% for each of the years 1997, 1996, and 1995, respectively. Total loans increased to $102.2 or 12.9% at December 31, 1997, to $90.4 million or 11.6% at December 31, 1996, and to $81.0 million or 8.3% at December 31, 1995. Growth in total deposits has followed a similar pattern with increases of 15.6%, 7.5%, and 5.7%. The James City County Winn-Dixie Office was opened in May of 1995. The Five Forks/Williamsburg Office was opened in May of 1996. The Bank operates nine banking offices and thirteen ATMs.

         The Bank expanded its market area to James City County in the spring of 1995. The second full service banking facility was opened at Route 5 and Ironbound Road, southwest of Williamsburg. This branch has complimented the Winn-Dixie branch and ATM facilities currently in the county. The third Williamsburg office will open in May of 1998 at Lafayette Street, near Merchant's Square. This will be a regional office that will also provide office space for Chesapeake Investment Services.

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

         The Westminster Canterbury Office is leased under an agreement that expires May 31, 2000. The Gloucester and the James City County branches occupy facilities rented from Winn-Dixie Raleigh. The initial Gloucester lease on the premises expires in October of 1999, and the James City lease expires May of 2000. Both Winn-Dixie contracts have two five year renewals. The Five Forks Office lease expires December 31, 2000 with three five year renewals. The Bank's Main Office and other branch offices are held in fee, free of any encumbrances

         The Bank's branch offices are located as follows:

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

Irvington Office                James City County        Five Forks Office
Irvington, Virginia             Winn-Dixie Office        Rt5 & Ironbound Rd
                                Williamsburg, Virginia   Williamsburg, Va.

         The Company operates a separate office for its Loan Administration Department at 19 North Main Street, Kilmarnock, Virginia. This office is leased under an agreement that expires on April 1, 2002 and has a five year renewal. The Company has an operations center at 1 North Main Street in Kilmarnock, which it owns in fee and is unencumbered.

         The Company acquired a 2.647 acre commercial property (formerly the Colonial Store complex) located on School Street in Kilmarnock on January 2, 1998. The building is approximately 27,000 square feet. Just over one half of the space is rented to three tenants, Advance Auto, deMedici Italian Restaurant, and Rappahannock General Hospital. The remaining space will be used by the Administrative Support, Operations, and Loan Processing Center. The vacated space will be sold (1 North Main Street) or sub-let (19 North Main Street).

The Mortgage Company

         Chesapeake Mortgage Company, Inc. (the "Mortgage Company"), which is a wholly-owned subsidiary of the Company, completed its ninth year of operations in 1994. The Mortgage Company operations area was consolidated with the Bank's loan operations/underwriting area at the end of 1995. This resulted in improved customer service while reducing over all costs. The Bank offers the same permanent fixed and adjustable rate home mortgage loans as the Mortgage Company. The Bank also solicits customers in the counties of Lancaster, Northumberland, Gloucester, Mathews, Middlesex, York and the James City County/Williamsburg area. The Bank and the Mortgage Company comply with the guidelines of the Federal Home Loan Mortgage Corporation, and all loans are sold in the secondary market within fifteen to sixty days after the loan closing date.

         See "Lending Activities" below for further information on the mortgage lending services offered by the Bank.

The Investment Company

         Chesapeake Insurance Agency, Inc., formerly T/A Chesapeake Title Company, (the "Title Company"), which is a wholly-owned subsidiary of the Bank, completed its eleventh year of operations in 1997. The Title Company has also had its operations consolidated with the Bank and provides referrals to other companies for title insurance services. The Company is now T/A Chesapeake Investment Services and offers annuity products (fixed and variable), mutual funds and discount brokerage products.

Lending Activities

         The Company provides a wide range of commercial, real estate, and consumer loan services.

         Real Estate Lending. The Company's real estate loan portfolio (both mortgage and construction lending) continues to be its largest loan category as it amounted to $41.8 million at December 31, 1997, or 40.3% of its total loan portfolio. The Bank offers permanent fixed and adjustable rate first mortgage loans on one-to-four family residential properties. Most of the long-term fixed rate mortgages and the adjustable rate mortgages are underwritten and documented in accordance with the guidelines of the Federal Home Loan Mortgage Corporation and are sold in the secondary market within fifteen to sixty days after the loan closing date.

         The Bank emphasizes the origination of adjustable rate mortgages in order to increase the proportion of the Company's total loan portfolio with more frequent repricing. At December 31, 1997, 47.0% of the mortgage portfolio was subject to repricing or maturing within twelve months.

         The relative customer demand for adjustable-rate and fixed-rate residential mortgage loans has varied considerably, depending on such factors as the level of interest rates and expectations regarding future interest rates and the supply of new housing units placed on the market in the Company's trade area. At December 31, 1997, the mortgage portfolio amounted to $38.9 million, or 37.5% of total loans.

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

         Construction loans afford the Bank the opportunity to charge higher loan origination fees, to increase the frequency of repricing of its loan portfolio and to earn yields higher than those obtainable on adjustable-rate loans secured by existing one-to-four family residential properties. These higher yields reflect the higher risks associated with construction lending, principally the difficulty in evaluating accurately the total funds required to complete a project and the post-completion value of the project. As a result, the Bank places a strong emphasis upon the borrower's ability to repay principal and interest.

         Consumer Lending. As the competitive and regulatory environments have changed, the Company has sought to expand its retail banking services to complement the range of traditional consumer services already offered. The Bank has maintained emphasis on consumer loans (11.8% increase in 1997 over 1996 and 11.8% increase in 1996 over 1995) because of their attractive yields and repricing characteristics. The Bank currently originates a variety of consumer loans, including lines of credit secured by owner-occupied real estate, real estate equity loans, boat loans, loans secured by deposits, unsecured loans and automobile loans. The Bank's consumer loan portfolio was approximately $16.3 million at December 31, 1997, or 15.7% of its total loan portfolio.

         Consumer loans generally are considered to entail greater risk than residential mortgage loans secured by first liens on owner-occupied properties. The Bank's underwriting and screening processes have been designed to reduce this risk and have, to date, limited the Bank's consumer delinquency rate to levels below industry averages. At December 31, 1997, 0.39% of the Bank's consumer loan portfolio was 30 days or more delinquent.

         Commercial Lending. Commercial lending activities to the Bank's commercial, industrial, agricultural, and governmental customers include the making of asset-based and other secured loans, making unsecured loans, and offering demand and term loans. Management believes commercial loans offer the potential for better yields and repricing characteristics than most other types of loans. At December 31, 1997, the Bank's commercial loan portfolio amounted to $40.9 million, or 39.4% of its total loan portfolio. See Note 3 to the Financial Statements for a breakdown of the major loan classifications. Of the $40.9 million of commercial loans at December 31, 1997, 73.5% of such loans either matured or were subject to repricing within one year. (see Table 4 at page 18).

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his employment and other income, commercial loans generally involve more risk. Commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of its business and are generally secured by business assets, such as accounts receivable, equipment, and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. At December 31, 1997, 90.5% of the commercial loans were secured by some form of collateral and 1.14% of the Bank's commercial loan portfolio was 30 days or more delinquent. See Table 6 at page 20 showing the amount of commercial loans charged off during 1997 and 1996.

         The Company adopted FASB No. 114, "Accounting by Creditors for Impairment of a Loan". This statement has been amended by FASB No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Statement 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value of the collateral. Statement 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for credit losses and interest income recognized on loans.

         The Company considers all consumer installment loans and residential mortgage loans to be homogeneous loans. These loans are not subject to impairment under FASB 114. A loan is considered impaired when it is probable that the Corporation will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired, if the factors above indicate a need for impairment. A loan on nonaccrual status may not be considered impaired, if in the process of collection or there is an insignificant shortfall in payment. An insignificant delay of less than 30 days or a shortfall of 5% of the required principal and interest payment generally does not indicate an impairment situation, if in management's judgement the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualifies as an impaired loan under FASB 114. Charge-offs for impaired loans occur when the loan, or portion of the loan is determined to be uncollectible, as is the case for all loans. The Company had no loans subject to FASB 114 at December 31, 1997, 1996, and 1995.

Long-Term Debt

         See Note 6 to the Financial Statements for information concerning past term loan agreements of the Company. The existing line of credit agreement mentioned in Note 6 requires the Bank, among other things, to maintain its reserve for loan losses and certain minimum capital ratios as required by the Company's regulators.

         There is no line of credit balance outstanding at December 31, 1997.

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


Competition

         The Bank is subject to intense competition from various financial institutions and other companies or firms that offer financial services. In its market area, the Bank is and will be competing with several statewide banking institutions, including First Virginia Bank, Crestar Bank, NationsBank and First Union National Bank. The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and with issuers of commercial paper and securities, such as money market and mutual funds. In making loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders. Federal and state legislative changes since 1982 have significantly increased competition among financial institutions, and current trends towards further deregulation may be expected to increase such competition even further. Many of the financial organizations in competition with the Company have greater financial resources than the Company and are able to offer similar services at varying costs with greater loan capacities.

Supervision and Regulation

         Bank holding companies and banks are extensively regulated under both federal and state law. The following description briefly discusses certain provisions of federal and state laws and certain regulations and proposed regulations and the potential impact of such provisions on the Company and the Bank.

         Bank Holding Companies. As a bank holding company registered under The Bank Holding Company Act of 1956 (the "BHCA"), the Company is subject to regulation by the Federal Reserve Board. The Federal Reserve Board has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

         The Riegle-Neil Interstate Banking and Branching Efficiency Act of 1994 authorizes the Federal Reserve the Federal Reserve Board to permit adequately capitalized and adequately managed bank holding companies to acquire all or substantially all of the assets of an out-of-state bank or bank holding company, subject to certain conditions, including nationwide and state concentration limits. Effective June 1, 1997, banks also are able to branch across state lines (unless state law would permit such interstate branching at an earlier date), provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Virginia has adopted legislation that permits branching across state lines effective July 1, 1995, provided there is reciprocity with the state in which the out-of-state bank is based.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to is subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross guarantee" provision of federal law requires insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

         Capital Requirements. The Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC") and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk- based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least, half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 1997 were 12.2% and 13.5%, respectively, exceeding the minimums required.

         In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets). These guidelines provide for a minimum ratio of 3% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. The leverage ratio of the Company as of December 31, 1997, was 8.5%, which is above the minimum requirements . The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         Limits on Dividends and Other Payments. The Company is a legal entity separate and distinct from its subsidiary institutions. Substantially all of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends to Company as well as the payment of dividends by Company to its respective shareholders.

         Under federal law, the Bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, the Company or take securities of the Company as collateral for loans to any borrower. The Bank is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

         The Bank is subject to various statutory restrictions on its ability to pay dividends to the Company. Under the current supervisory practices of the Bank's regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. Under these supervisory practices, at December 31, 1997, the Bank could have paid additional dividends to the Company of approximately $1.5 million, without obtaining prior regulatory approval. The payment of dividends by the Bank or the Company may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe and unsound practice. .

         Under the FDIA, insured depository institutions such as the Bank are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the statute). Based on the Bank's current financial condition, the Company does not expect that this provision will have any impact on its ability to obtain dividends from the Bank.

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

         As an institution with deposits insured by the BIF, the Bank also is subject to insurance assessments imposed by the FDIC. Because the SAIF was recently recapitalized through a special assessment, the FDIC has implemented a risk-based assessment schedule for both BIF insured and SAIF insured deposits, imposing assessments ranging from zero (or a $2,000 minimum) to 0.27% of an institution's average assessment base. The actual assessment to be paid is based on whether the institution is considered "well capitalized", "adequately capitalized" or "undercapitalized", as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

         Other Safety and Soundness Regulations. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

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

Other

         The Bank utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include a mainframe processing system licensed to the Bank by an outside vendor and various purchased software packages which are run on in-house computer networks. In 1997, the Bank initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Bank's mainframe hardware and banking software are currently Year 2000 compliant. The majority of the other vendors have been contacted and have indicated that their hardware and/or software will be Year 2000 compliant. Testing will be performed on all systems and hardware for compliance. While there may be some additional expenses incurred during the next two years, Year 2000 compliance is not expected to have a material effect on the Company's consolidated financial statements.

         During the first quarter of 1997, the Bank satisfactorily completed a Consumer Compliance Examination and a Community Reinvestment Act Examination performed by the Federal Reserve Bank of Richmond. As of June 9, 1997, the Bank and the company satisfactorily completed a Safety and Soundness Examination performed by the Bureau of Financial Institutions of the SCC. In December of 1997 the Company satisfactorily completed a Transfer Agent Examination and a Year 2000 Examination, both performed by the Federal Reserve Bank of Richmond. As a result of these examinations management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

Item 1.  Statistical Information

         The following statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

                                     INDEX
                                                                   Page

TABLE 1.  Average Balance Sheets, Net Interest Income, and Rates..13-14

TABLE 2 . Analysis of Change in Net Interest Income...............   15

TABLE 3.  Types of Investment Securities..........................   16

TABLE 4.  Maturity Schedule of Selected Loans as of Dec. 31, 1997.   17

TABLE 5 . Risk Elements...........................................   18

TABLE 6.  Summary of Reserve for Loan Losses......................   19

TABLE 7.  Allocation of the Reserve for Loan Losses...............   20

TABLE 8.  Deposits................................................   20

TABLE 9.  Return on Equity and Assets.............................   21

TABLE 10. Short Term Borrowing....................................   21

TABLE 11. Interest Sensitivity Analysis...........................   22

TABLE 12. Analysis of Capital.....................................   23

                                                 TABLE 1
                         AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

         The following table depicts interest income on earnings assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated.


                                                    Year Ended December 31,
                                                   -----------------------

                                         1997                           1996
                                         ----                           ----
                                          Annual                       Annual
                                Average  Income/   Yield/  Average     Income/    Yield/
                                Balance  Expense    Rate   Balance     Expense    Rate
                                -------  -------   -----   ------      -------    ------
                                                      (Dollars in Thousands)
Assets:
Securities:
Taxable                         $26,969   $1,676    6.21%   $24,881   $1,466       5.89%
Tax-exempt(1)                    11,211      589    7.96     10,101      514       7.38%
                                 ------   ------             ------    -----
Total securities                 38,180    2,265    6.73     34,982    1,980       6.32%
Loans (net of
         unearned income):

   Taxable(2)                    94,841    8,872    9.35     83,935    7,929       9.45%
   Tax-exempt                     2,174      166   11.57      2,669      175       9.51%
                                 ------   ------             ------    -----
Total  loans                     97,015    9,038    9.40     86,604    8,104       9.45%
Federal funds sold and
repurchase agreements             1,050       58    5.52        750       40       5.33%
Interest-bearing deposits
in other banks                     --         --      --        396       18       4.55%
                                 ------    -----   -----      -----   ------      ------
Total earning asset
                                136,245   11,361    8.62%   122,732   10,142       8.55%
Less:  allowance for loan
   losses                        (1,678)                     (1,587)
Total nonearning assets          14,381                      12,231
Total assets                   $148,948                    $133,376
                               --------                    --------


        AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES


                                                              Year Ended December 31,
                                                              -----------------------
                                                                1997                1996
                                                                ----                ----
                                                         Annual                    Annual
                                              Average   Income/   Yield/  Average  Income/  Yield/
                                              Balance   Expense    Rate   Balance  Expense    Rate
                                              -------   -------   ------  -------  -------  -------
                                                                    (Dollars in Thousands)
Liabilities and Shareholder's Equity:
Interest-bearing deposits:
   Checking                                    21,022      508     2.42%  $ 20,552  $  503   2.45%
   Regular savings                             11,437      308     2.69     11,064     299   2.70
   Money market savings                         5,980      174     2.91      6,692     199   2.97
Certificates of deposit:
$100,000 and over                              15,131      851     5.62     14,022     781   5.57
Under $100,000                                 63,236    3,504     5.54     53,049   2,922   5.51
                                               ------   ------     ----     ------   -----   ----
Total interest-bearing
         deposits                             116,806    5,345     4.58    105,379   4,704   4.46
Federal funds purchased
and securities sold under
agreements to repurchase                          849       51     6.04        452      25   5.53
Other borrowing                                   216       11     5.17        286      26   9.09
                                                 -----      ---               ----     ---   ----
Total interest-bearing
      liabilities                             117,871    5,407     4.59%   106,117   4,755   4.48%
Noninterest bearing liabilities:
   Demand deposits                             16,612                       14,362
   Other liabilities                            1,599                        1,471
                                             --------                      -------
Total liabilities                             136,082                      121,950
Shareholders' equity                           12,866                       11,426
Total liabilities and share-
   holders' equity                           $148,948                     $133,376
Net interest income/yield                               5,954      4.65%            $5,387  4.68%
Interest rate spread                                               4.03%                    4.07%


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

                                                              Year Ended December 31,
                                                              -----------------------
                                           1997 vs.1996          1996 vs. 1995
                                       Increase (Decrease)     Increase (Decrease)
                                       Due to Changes in:(1)   Due to Changes in:(2)
                                       ---------------------   ---------------------
                                      Volume   Rate    Total   Volume   Rate   Total
                                                      (In thousands)
Earning Assets:
Securities:
   Taxable                           $  127    $ 83   $ 210      $(269)  $ 30  $(239)
   Tax-exempt                            56      19      75        185    (14)   171
Loans
  Taxable                             1,032     (89)    943        730    (25)   705
  Tax-exempt                            (32)     23      (9)         4     38     42
Federal funds sold
   and repurchase
   agreements                            16       2      18        (59)    (3)   (62)
Interest-bearing deposits
   in other banks                       (18)      0     (18)       (28)    (3)   (31)
                                      ------    ----  -------     -----    ----  -----
Total earning
         assets                      $1,181    $ 38  $1,219       $ 563  $ 23    $586
                                     ------    ----  ------       -----    ----  -----

Interest-Bearing Liabilities:
   Interest checking                 $   12    $ (7) $    5       $  30  $(41)   $(11)
   Regular savings                       10      (1)      9           5    (4)      1
   Money market savings                 (21)     (4)    (25)        (42)    1     (41)
Time deposits:
      CDS $100,000 or more               62       8      70         444  (283)    161
      CDS Other                         561      21     582        (118)  223     105
                                      -----    ----    ----        ----- ----    -----
Total interest-bearing
   deposits                             624      17     641     319   (104)    215
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                            22       4      26       4     (3)      1
Other borrowing                          (6)     (9)    (15)    (17)    (1)    (18)
                                        ----    ----    ----    ----   ----    ----
   Total interest-bearing
      liabilities                      $ 640   $ 12   $ 652   $ 306  $(108)   $198
                                        ----    ----   -----    ----   -----  -----
Change in net interest
   income:                             $ 528   $ 39   $ 567    $257  $ 131    $388
                                       -----    ----   -----   ---- ------    ----


(1) The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The combined effect of changes in both volume and rate which cannot be separately identified has been allocated proportionately to the change due to volume and change due to rate.

                                    TABLE 3
                   SECURITIES HELD FOR RESALE AND INVESTMENT
                    MATURITY DISTRIBUTION AND AVERAGE YIELD


                                               December 31,
                                               ------------
                                            1997           1996
                                            ----           ----
Book Value:                                    (In thousands)
U.S. Government securities.................$31,186       $26,547
State and political subdivisions........... 11,473        10,540
Other securities...........................    743           711
                                          --------       -------
   Total securities                        $43,402       $37,798


Expected maturities of Securities Held at December 31, 1997


                                                             Over Ten
                                   One      One      Five    Years and
                                  Year    to Five   to Ten    Equity
                                 or Less   Years     Years  Securities  Total
                                 -------  -------   ------  ----------  ------
                                               (Dollars in thousands)


U.S. Agency Securities:
   Book value                     $4,087  $ 7,298    $3,670  $14,428  $29,483
   Market value                    4,057    7,270     3,673   14,540   29,540
   Weighted average yield(1)        5.59%    6.76%     6.95%    8.13%    7.34%
U.S. Treasury Securities:
   Book value                      1,197      506         -        -    1,703
   Market value                    1,195      504         -        -    1,699
   Weighted average yield(1)        5.27%    5.23%        -%       -%    5.26%
State and Political Subdivisions:
   Book value                        261        -       910   10,302   11,473
   Market value                      261        -       933   10,731   11,925
Weighted average yield(1)           6.61%       -      7.97%    8.27%    8.21%
Other Securities:
   Book Value                          -        -         -      743      743
      Market Value                     -        -         -      743      743
Weighted Average Yield(1)              -%       -%        -%    4.50%    4.50%
 Total Securities:
   Book value                     $5,545  $ 7,804    $4,580  $25,473  $43,402
   Market value                    5,513    7,774     4,606   26,014   43,907
   Weighted average yield(1)        5.57%    6.35%     7.16%    8.19%    7.44%



(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The Bank held no issues that exceeded 10% of Shareholder's Equity at December 31, 1997.

                                    TABLE 4
             LOAN PORTFOLIO AND MATURITY SCHEDULE OF SELECTED LOANS
                            AS OF DECEMBER 31, 1997


         For the table and accompanying notes addressing the loan portfolio, see "Note 3. Loans" on page 13 of the Annual Report to Shareholders which is incorporated by reference herein (attached as Exhibit 13 to this Form 10-KSB).

         The maturity distribution and rate sensitivity of certain categories of loans as of December 31, 1997 is presented below.

         Management considers the liquidity of the Company to be adequate. Sufficient assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. In addition, secondary sources are available through the use of borrowed funds. See Table 10 at page 18.


                              1 Year or Less    1-5 Years      Over 5 Years
                              --------------    ---------      ------------
                              Fixed Variable  Fixed Variable  Fixed Variable
                               Rate     Rate   Rate     Rate   Rate     Rate
                              ----- --------  ----- --------  ----- --------
                                              (Dollars in thousands)

Commercial and other          $2,696 $27,335 $ 4,412 $ 5,850  $ 562   $    0
Real estate-construction       2,900       0       0       0       0       0
Real estate mortgage           1,625  15,151     852  20,090   1,228       0
Consumer installment           4,594   1,107   6,706     702   3,158       0
                              ------ -------  ------  ------  ------    ----
   Total                     $12,115 $43,593 $11,970 $26,642  $4,648  $    0
                             ------- ------- ------- -------  ------  ------

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


                                             December 31,
                                             -----------
                                        1997            1996
                                        ----            ----
                                             (Thousands)
           Nonaccrual loans(1)          $   581      $ 143

           Restructured loans                 0          0

           Foreclosed properties            245        245

           Total nonperforming assets   $   826      $ 388
                                         -------     -----

           Loans past due 90+ days and
              accruing interest         $    14      $   8

           Reserve for loan losses
              to period end loans           1.7%       1.8%

           Reserve for loan losses to
              nonaccrual loans            299.5%   1,156.3%

           Nonperforming assets to
              period-end loans and
              foreclosed properties (2)    0.79%       .42%

           Net charge-offs (recoveries)
              to average loans            (0.01%)    (0.05%)



(1)There were no troubled debt restructurings in 1997 or 1996. The Bank expects to charge off $86,481 in problem loans (fully reserved at December 31, 1997). These loans present potential risk of non-payment and are not included in the numbers above. The Bank expects to collect all other payments due. See the discussion on page 28 of the 1997 Annual Report to Shareholders and Note 3 to the Financial Statements contained therein for additional information on the risk elements associated with the loan portfolio.

(2)As of December 31, 1997, performing loans totaling approximately $5.2 million were identified as potential problem loans through internal loan review systems and procedures. The Bank has specifically reserved for potential losses in these loans as of year end.

         Loan Concentrations: The Bank has no concentration of credit that exceeds 10% of gross loans, except real estate and consumer.

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


                                                         Year ended December 31,
                                                         -----------------------
                                                            1997      1996
                                                            ----      ----
                                                         (Dollars in thousands)

         Reserve, beginning of period                      $1,653     $1,463

         Loans charged off:
            Commercial                                        (29)       (92)
            Real estate construction                            0          0
            Real estate mortgage                               (3)         0
            Consumer                                          (10)       (65)
                                                           ------      -----
         Total loans charged off                              (42)      (157)
                                                           -------     -----

         Recoveries of loans previously charged off:
            Commercial                                         35        180
            Real estate - construction                          0          0
            Real estate - mortgage                              0          0
            Consumer                                           19         17
                                                          -------      -----
         Total recoveries                                      54        197
                                                          -------      -----

         Net loans (charged off) recovered
                                                               12         40

         Provision for (recovery off) loan losses
                                                               75        150
                                                          -------     ------

         Balance, end of period                            $1,740     $1,653
                                                          -------     ------

         Net charge-offs (recoveries) to average loans
                                                           (0.01%)     (0.17%)

                                    TABLE 7
                   ALLOCATION OF THE RESERVE FOR LOAN LOSSES

         The following table provides a breakdown of the allowance for loan losses by major categories of the Company's loan portfolio. See Note 3 to the Financial Statements for the amount of loans in each category.

                                           1997                      1996
                                     Percent of loans          Percent of loans
                                     in each category          in each category
                             Amount  to Total Loans    Amount  to Total Loans
                             ------  --------------    ------  ----------------
                                              (dollars in thousands)

Commercial                   $  366       39.3%        $  344          36.1%
Real estate - construction        0        2.8              0           3.4
Real estate - mortgage        1,154       37.5          1,107          41.6
Consumer                        220       15.7            202          15.8
Other                             0        0.4              0           0.5
Participations                    0        4.3              0           2.6
                              -----      ------          -----         ----

Total                        $1,740       100.0%       $1,653         100.0%
                             ------      ------        ------         -----


                                    TABLE 8
                                    DEPOSITS

         The average balance and rates for certain categories of deposits for the last two years are shown in the following table:



                                                         Year ended December 31,
                                                         -----------------------
                                                     1997                      1996
                                                     ----                      ----
                                              Average       Average      Average    Average
                                              Balance        Rate        Balance      Rate
                                              -------       -------      -------    -------
                                                        (dollars in thousands)

Non-interest bearing demand deposits
                                             $ 16,612                   $ 14,362
                                             --------                   --------
Interest bearing deposits:
  Interest checking                            21,022        2.42%        20,552     2.45%
  Regular savings                              11,437        2.69         11,064     2.70
  Money market saving                           5,980        2.91          6,692     2.97
Time deposits:
  Certificates of deposit $100,000 or more
                                               15,131        5.62         14,022     5.57
  Other certificates of deposit
                                               63,236        5.54         55,049     5.51
                                              -------                     ------

Total interest bearing deposits
                                              116,806        4.58        105,379     4.46
                                             --------                    -------

Total deposits                               $133,418        4.01%      $119,741     3.93%
                                             --------                    --------

         Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 1997 were (dollars in thousands):

                                               1997

                           3 months or less  $ 5,547
                           3 - 6 months        2,245
                           6 - 12 months       4,472
                           Over 12 months      3,425
                                             -------
                              Total          $15,689

                                                 TABLE 9
                                       RETURN ON EQUITY AND ASSETS

         The ratio of net income to average total assets and average shareholders' equity and certain other ratios for the periods indicated are as follows:

                                                   Year ended December 31,
                                                   ----------------------
                                                    1997            1996
                                                    ----            ----
                  Return on average assets          1.18%            1.18%

                  Return on average equity         13.61%           13.78%

                  Dividend payout ratio            16.21%           15.53%

                  Average equity to average assets  8.63%            8.57%




                                    TABLE 10
                              SHORT TERM BORROWING

         The Bank periodically borrows funds through federal funds from its correspondent banks, through securities sold under agreements to repurchase, and through the discount window at the Federal Reserve Bank of Richmond. The borrowings mature daily for cash flow requirements. The borrowed amounts and their corresponding rates during 1997 and 1996 are presented below:

                                                        Year ended December 31,
                                                        -----------------------
                                                        (Dollars in Thousands)
                                                        1997             1996
                                                        ----             ----
Average daily amount outstanding                       $1,065          $  452

Average interest rate                                    5.86%           5.53%

Maximum outstanding at any month end                   $3,300          $2,400

Balance at end of period                               $1,250          $2,000

                                    TABLE 11
                         INTEREST SENSITIVITY ANALYSIS

                                       December 31, 1997
                                       -----------------
                           Within    90-365    1 to 5    Over
                           90  Days    Days    Years    5 Years     Total
                           --------  ------    ------   -------     -----
                                         (dollars in thousands)
Earnings Assets:
Loans (2)                  $ 27,782 $ 32,906 $ 37,960  $  4,649   $103,297
Securities & Time
 Deposits with
 other banks                  1,800    8,366   16,706    17,036     43,908
Federal funds sold
 and other short-
 term investments             1,900        -        -         -      1,900
                           -------- --------- -------   -------    -------
Total interest
 earning assets
                           $ 31,482 $ 41,272 $ 54,666  $21,685    $149,105
                           -------- -------- --------  -------    --------

Interest-Bearing
 Liabilities:
Interest checking,
 savings and money
 market savings(3)         $ 2,280 $  5,319  $ 32,847   $     0  $ 40,448
Certificates of
 deposit:
   $100,000 and over         5,553    6,715     3,421         -    15,689
   Under $100,000           14,073   39,349    18,706         -    72,128
Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase               1,250        -         -         -     1,250
                         ---------  -------    ------   -------   -------
Total interest-
bearing liabilities        $23,156  $ 51,383  $ 54,974  $     0  $129,513
                            ------  --------  --------  -------   -------

Period gap                 $ 8,326  $(10,111) $   (308) $21,685  $ 19,592

Cumulative gap                      $ (1,785) $ (2,093) $19,592
Ratio of cumulative
 gap to total
 earning assets(4)            5.58%    -1.20%    -1.40%   13.14%

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

                                    TABLE 12
                             ANALYSIS OF CAPITAL *

                                                December 31,
                                          1997              1996
                                          ----              ----
                                                 (thousands)

   Tier 1 Capital:
             Common stock                $  5,054         $ 4,198
    Additional paid in capital                484             468
      Retained earnings                     8,064           7,343
       Less:  Goodwill                          0             (84)
                                         --------        --------
    Total Tier 1 capital                 $ 13,602         $11,925


   Tier 2 Capital:
     Allowance for loan losses              1,397           1,196
     Allowable long-term debt                   0               0
                                         --------        --------
     Total Tier 2 Capital                   1,397           1,196
     Total risk-based capital            $ 14,999         $13,121
                                         --------        --------
   Risk weighted assets                  $111,196         $95,348


   Capital Ratios:
   Tier 1 risk-based capital ratio           12.2%           12.5%

   Total risk-based capital ratio            13.5            13.7

   Tier 1 capital to average
      adjusted total assets                   8.5             8.5



* See the captioned "Note 19 Regulatory Matters" which is included in Exhibit A at page 23, The Annual Report to Shareholders was filed with the Commission on or about March 11, 1997.

                            Accounting Rule Changes

         In June 1996, the FASB issued FASB No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control of the affected asset or liability that it controls or surrenders. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively.

         In October 1996, the FASB issued FASB Statement No. 127, which deferred for one year paragraphs 9-12 (Accounting for Transfers and Servicing of Financial Assets) under FASB No. 125 for securities lending, repurchase agreements, dollar rolls, and other secured transactions. The FASB also agreed to defer for one year paragraph 15 (Secured Borrowings and Collateral) under FASB No 125 for all transactions.

         During June 1997, the FASB issued FASB No. 130, "Reporting Comprehensive Income". This pronouncement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. FASB No. 130 is effective for financial statements beginning after December 15, 1997.

         Additionally during June of 1997, the FASB issued FASB No. 131, "Disclosures About Segments of an Enterprise and Related Information". FASB No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for financial statements for periods beginning after December 31, 1997.

ITEM 2.  Description of Properties

         The Company owns no properties at December 31, 1997; however, its subsidiary, the Bank owns and leases properties as described in PART 1, Item 1 of this report. The Company purchased a property on January 2, 1998 that is described in PART I, Item 1, The Bank.

ITEM 3.  Legal Proceedings

         The Bank is currently not involved in any material legal proceeding other than ordinary litigation incidental to its business.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5.  Market for the Common Equity and Related Shareholder Matters

         This information is included in the 1997 Annual Report to Shareholders at pages 30-31 in the section captioned, "Dividend and Market Information".

ITEM 6.  Management's Discussion and Analysis or Plan of Operations

         This information is included in the 1997 Annual Report to Shareholders at pages 28-32.

ITEM 7.  Financial Statements

         The financial statements, together with the report thereon of Yount, Hyde and Barbour, P.C. dated January 8, 1998, are attached hereto as exhibit A.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no disagreements between the Company and its independent accountants for the past two years.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         This information is incorporated herein by reference from the Company's 1998 Proxy Statement at pages 2 through 4 and page 8 thereof attached hereto as exhibit B.

ITEM 10.  Executive Compensation

         This information is incorporated herein by reference from the 1998 Proxy Statement at pages 4 through 8 thereof attached hereto as exhibit B.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

         This information is incorporated herein by reference from the 1998 Proxy Statement at pages 2 through 4 thereof attached hereto as exhibit B.

ITEM 12.  Certain Relationships and Related Transactions

         This information is incorporated herein by reference from the 1998 Proxy Statement at page 7 thereof. See for further information Note 12 to the Financial statements at page 20 of the Company's 1997 Consolidated Financial Report attached hereto as exhibit A.

ITEM 13.  Exhibits and Reports on Form 8-K
   (a) Exhibit Index:

      #2       Not Applicable.

      #3 (I)(ii)Articles of Incorporation and Bylaws. Incorporated by reference to Exhibits 3.1 and 3.2 of previously filed Registration Statement on Form S-18, Registration No. 33-27825, dated May 15, 1989, as amended.

      #4       Not Applicable

      #9       Not Applicable

      #10 Material Contracts. Exhibits 10.1 - 10.6 are incorporated by reference to Exhibit 10 to previously filed Registration Statement on Form S-18, Registration No. 33-27825, dated May 15, 1989, as amended.

               10.1     Employee Stock Option Plan

               10.2     Douglas D. Monroe, Jr. Deferred Compensation Agreement

               10.3     Thomas B. Denegre, Jr. Deferred Compensation Agreement

               10.4     Rappahannock Westminster Canterbury Lease Agreement

               10.5     Main Street, Kilmarnock Lease Agreement

               10.6     IBM Credit Corporation Equipment Leasing Agreement

               10.7 Virginia Bankers Bank Term Loan Agreement incorporated by reference to the Company's SEC 10-Q filing for March 31, 1993, Exhibit 10.2

               10.8     Ted M. Kattmann Employment Agreement filed herewith

               10.9     John H. Hunt, II Employment Agreement filed herewith

      #11      Not Applicable

      #12      Not Applicable

      #13      Annual Report to Security Holders is filed herewith

      #16      Not Applicable

      #18      Not Applicable

      #21      Subsidiaries of the Registrant is filed herewith.

      #22      None

      #23      Attached

      #24      Not Applicable

      #27      Not Applicable

      #28      Not Applicable

      #99      Not Applicable

(b) Reports on Form 8-K. No reports were filed by the registrant during the fourth quarter of 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                         CHESAPEAKE FINANCIAL SHARES, INC.


Date:  March 13, 1998                    By /s/ Douglas D. Monroe, Jr.
                                                    Douglas D. Monroe, Jr.
                                                    Chairman of the Board and
                                                    Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Douglas D. Monroe, Jr.                  March 13, 1998
    ----------------------
         Douglas D. Monroe, Jr.
         Chairman of the Board and
         Chief Executive Officer

/s/      T. Nash Broaddus                    March 13, 1998
         ----------------
         T. Nash Broaddus, Director

/s/      Thomas B. Denegre, Jr.              March 13, 1998
         ----------------------
         Thomas B. Denegre, Jr., Director

/s/      Eugene S. Hudnall                   March 13, 1998
         -----------------
         Eugene S. Hudnall, Director

/s       Katherine W. Monroe                 March 13, 1998
         -------------------
         Katherine W. Monroe, Director

/s/      Robert S. Scheu                     March 13, 1998
         ----------------
         Robert S. Scheu, Director

/s/      William F. Shumadine, Jr.           March 13, 1998
         -------------------------
         William F. Shumadine, Jr., Director

/s/      Robert L. Stephens                  March 13, 1998
         ------------------
         Robert L. Stephens, Director