Form 10QSB
period 1998-03-31
CHESAPEAKE FINANCIAL SHARES INC
filed 1998-05-11
CIK 847538

U. S. Securities and Exchange commission
                Washington, D.C.  20549
                     FORM 10-QSB
 [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
         OF THE SECURITIES  EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1998


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
     Yes  X         No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 28, 1998.

          Class                      Outstanding at April 28, 1998

Common Stock, voting, $5.00 par value                1,009,983
Common Stock, non-voting, $5.00 par value                    0


               CHESAPEAKE FINANCIAL SHARES, INC.

                         FORM 10-QSB

                            INDEX

                PART I - FINANCIAL INFORMATION

                                                          Page
   Item 1.  Financial Statements...........................1-5

        Consolidated Balance Sheets
        March 31, 1998 and December 31, 1997...............1-2

        Consolidated Statements of Earnings
        Three months ended March 31, 1998....................3

        Consolidated Statements of Cash Flows
        Three months ended March 31, 1998....................4

        Statement of Changes in Stockholder's Equity
        Three months ended March 31, 1998....................5

        Notes to Consolidated Financial Statements.........6-7

   Item 2.   Management's Discussion and Analysis of Financial
        Condition Results of Operations...................8-13

                           PART II - OTHER INFORMATION

        Item 1.   Legal Proceedings.........................14

        Item 2.   Changes in Securities.....................14

        Item 3.   Defaults Upon Senior Securities...........14

        Item 4.   Submission of Matters to a Vote of
                  Security Holders..........................14

        Item 5.   Other Information.........................14

        Item 6.   Exhibits and Reports on Form 8-K..........15

        Signatures..........................................16






                            Page I


PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.               March 31,     December 31,
Consolidated Balance Sheets                       1998            1997

           ASSETS                                    (Unaudited)
Cash and due from banks................        $5,083,271       $5,123,586
Federal funds sold.....................         4,200,000        1,900,000
Time deposits with banks...............              0                0
Securities available for sale
 U.S. Treasury securities (book value of
 $1,702,231-1998 and $1,702,928 1997).          1,699,750        1,698,657
 U.S. Government agencies (book value of
 $32,823,577-1998 and $29,482,679 1997)        32,717,463       29,540,347
 Obligations of state and political
 subdivisions (book value of
 $11,473,917-1998 and $11,473,361-1997).       11,855,165       11,925,467
 Other Securities (book value of
 $804,800-1998 and $743,400-1997).......          804,800          743,400

Loans...................................      104,076,871      103,839,121
Less: Reserve for loanloss..............       (1,794,736)      (1,740,065)
                                            ------------------------------
   Net loans............................      102,282,135      102,099,056

Bank premises and equipment, net........        4,260,383        3,448,318
Accrued interest receivable.............        1,315,536        1,300,062
Business Manager Assets.................        4,248,994        4,126,141
Other assets............................        2,348,030        2,010,619
                                            ------------------------------
   Total assets.........................     $170,815,527     $163,915,653
                                            ==============================







See accompanying notes to consolidated financial statements.  Page: 1


PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.              March 31,      December 31,
Consolidated Balance Sheets                      1998            1997

LIABILITIES AND SHAREHOLDERS' EQUITY                 (Unaudited)

Deposits
  Noninterest bearing deposits.........     $ 19,965,465     $ 19,255,328
  Savings and interest bearing deposits       43,024,910       40,445,981
  Certificates of deposit..............       91,334,135       87,817,759
                                            -----------------------------
     Total deposits....................      154,324,510      147,519,068

Federal funds purchased................            0            1,250,000
Accrued interest payable...............          337,410          334,763
Other liabilities......................        1,204,601          897,147
Note payable...........................          893,773             0
                                            -----------------------------
     Total liabilities.................      156,760,294      150,000,978

Commitments
Shareholders' equity
 Preferred stock, par value $1 per share;
 authorized 50,000 shares; none outstanding         0                0
 Common stock, voting..................        5,049,915        5,054,440
 Common stock, non-voting..............             0                0
                voting            non-voting
             3/31/98  12/31/97  3/31/98  12/31/97
             -------  --------  -------  --------
Shares auth.2,000,000 2,000,000  635,000  635,000
Shares o/s  1,009,983 1,010,888        0        0
Paid in capital........................          446,480          484,348
Accumulated other comprehensive income.          177,225           328577
Retained earnings......................        8,381,613        8,047,310
                                            -----------------------------
   Total shareholders' equity..........       14,055,233       13,914,675
                                            -----------------------------
   Total liabilities and Shareholders'
   equity..............................     $170,815,527     $163,915,653

                                            =============================




See accompanying notes to consolidated financial statements.  Page: 2


PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                  Three Months Ended
Consolidated Statements of Earnings                     March 31,
                                                  1998           1997

     Interest Income                                   (Unaudited)

Interest and fees on loans.............        $2,502,453     $2,164,039
Interest on federal funds sold.........            25,818            513
Interest on time deposits with banks...             4,111          2,019
Interest on U.S. Treasury securities...            22,137         35,768
Interest on obligations of U.S. Agency
 Obligations...........................           482,527        338,266
Interest on obligations of state and
 political subs........................           165,158        143,608
                                              --------------------------
     Total interest income                      3,202,204      2,684,213

     Interest Expense

Interest on savings and interest bearing
 deposits..............................           267,339        238,905
Interest on certificates of deposit....         1,263,193        999,147
Interest on federal funds purchased....            13,617         24,558
Other interest expense.................            12,347           0
                                              --------------------------
     Total interest expense                     1,556,496      1,262,610
                                              --------------------------
Net interest income....................         1,645,708      1,421,603
Provision for loan losses..............            54,000           0
                                              --------------------------
Net interest income after provision for
 loan losses...........................         1,591,708      1,421,603
                                              --------------------------

     Noninterest Income

Income from fiduciary activities.......           231,641        189,428
Service charges on deposit accounts....           132,141        132,429
Securities gains (losses) net..........              0            (2,749)
Merchant card income...................           105,293         47,865
ATM income.............................            43,778         43,344
Business manager income................           170,985         88,216
Other income...........................           119,180         88,277
                                              --------------------------
     Total noninterest income                     803,018        586,810
                                              --------------------------

     Noninterest Expense

Salaries...............................           688,451        565,288
Employee benefits......................           158,002        169,832
Occupancy expenses.....................           352,848        260,473
Merchant card expense..................            90,279         50,489
ATM expense............................            61,939         66,133
Business manager expense...............            67,167         55,881
Other expenses.........................           398,737        363,550
                                              --------------------------
     Total noninterest expense.........         1,817,423      1,531,646
                                              --------------------------
Income before income taxes.............           577,303        476,767
Income taxes...........................           162,192        123,960
                                              --------------------------
     Net income........................       $   415,111   $    352,807
                                              ==========================


Earnings per share, basic..............             $0.41          $0.35
Earnings per share, assuming dilution..             $0.39          $0.34



See accompanying notes to consolidated financial statements.  Page: 3


PART I. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                    Three Months Ended
Consolidated Statements of Cash Flows                     March 31,
                                                     1998          1997

                                                        (Unaudited)
     Cash flows from operating activities:
Net income................................        $ 415,111    $ 352,808
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
 Depreciation and amortization............          165,425      152,661
 Provision for loan losses................           54,000         0
 (Accretion) of discount and amortization of
 premiums, net............................          129,967       51,142
  Net (gain) loss on sale of securities...             0           2,749
  Changes in assets and liabilities:
   Decrease (increase) in accr. interest
   receivable.............................          (15,474)      70,541
   Decrease (increase) in other assets....         (408,764)     497,856
   Increase (decrease) in accrued interest
   payable................................            2,647       (8,081)
   Increase (decrease) in other liabilities         307,454       98,537
                                                 -----------------------
Net cash provided by (used for) operating
 activities...............................          650,366    1,218,213
                                                 -----------------------

     Cash flows from investing activities:
Purchases of securities available for sale       (7,261,460)  (5,465,563)
Proceeds from sale or call of securities
 available for sale.......................          970,207    6,187,073
Proceeds from maturities of securities
 available for sale.......................        2,789,127    1,129,226
Origination of loans available for sale...       (1,522,250)    (537,850)
Proceeds from sale of loans available for
 sale.....................................        1,522,250      537,850
Net (increase) decrease in loans outstanding       (237,079   (2,321,610)
Other capital expenditures................         (977,490)     (94,663)
                                                 -----------------------
 Net cash provided by (used for) investing
  activities..............................       (4,716,695)    (565,537)
                                                 -----------------------

     Cash flows from financing activities:
Net increase (decrease) in demand accounts,
 interest bearing demand deposit accounts
 and savings deposits.....................        3,289,066     (614,370)
Net increase (decrease) in certificates of
 deposit..................................        3,516,376      288,586
Net decrease in federal funds purchased...       (1,250,000)  (1,400,000)
Cash dividends............................          (80,808)     (67,137)
Proceeds from issuance of voting common
 stock....................................           18,500         0
Acquisition of voting common stock........          (60,893)      (6,840)
Increase in long-term borrowings..........          900,000         0
Curtailment of long-term
 borrowings...............................           (6,227)        0
                                                ------------------------
Net cash provided by (used for) financing
 activities...............................        6,326,014   (1,799,761)
Net (decrease) increase in cash and federal
 funds sold...............................        2,259,685   (1,147,085)
Cash and federal funds sold at beginning of
 period...................................        7,023,586    5,896,836
                                                ------------------------
Cash and federal funds sold at end of
 period...................................       $9,283,271   $4,749,751
                                                ========================



See accompanying notes to consolidated financial statements.  Page: 4


                  Statement of Changes in Stockholder's Equity
                       Chesapeake Financial Shares, Inc.
                         Quarter Ended March 31, 1998

                                                                   Accumulated              Additional
                                             Compr.      Retained  Other Compr. Common      Paid-In
                                   Total     Income      Earnings    Income     Stock       Capital
                                  ------    -------      --------  ----------   -------     ---------
Beg. balance                    $13,914,675  $   -      $8,047,310  $328,577     $5,054,440   $484,348

Comprehensive Income:
Net Income                         415,111   415,111      415,111
Other comprehensive
 income, net of tax:
Unrealized (loss) on securities
 available for sale:              (151,352) (151,352)    (151,352)

     Total comprehensive income,
          net of tax:                     $  263,759
                                             =======
Acquisition of common stock        (60,893)                                     (14,925)    (45,968)
Issuance of common stock            18,500                                       10,400       8,100
Dividends declared                 (80,808)
                                   -------               -------      --------  -------    --------

Ending balance                 $14,055,233              $8,381,613    $177,225  $5,049,915 $446,480
                               ===========               ========      =======   =========  =======


                                    Page 5

PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.) 3/98-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

1.  Chesapeake Financial Shares, Inc. ("CFS) owns 100%
of Chesapeake Bank (the "Bank").  Two additional
subsidiaries, Chesapeake Mortgage Company, Inc. and
Chesapeake Insurance Agency, Inc. (t/a Chesapeake
Investment Services) are wholly-owned subsidiaries of
CFS and the Bank, respectively.   The Bank also is
the 100% owner of CNB Properties, Inc. The consolidated financial statements include the accounts of CFS and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated.

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

     These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant's 1997 Annual
Report to Shareholders.

3. In 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share."
Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and wher appropriate restated to conform to the statement 128 requirements.

 The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. The potential common stock will not have a significant impact on net income. The number of shares used in the calculation for March
31, 1997 reflect a 20% stock dividend paid on October
15, 1997.

                                     March 31, 1998        March 31, 1997
Weighted average number of common
shares, basic                           1,011,055            1,007,263
Effect of dilutive stock options
                                           57,580               25,346
                                        ---------            ---------
Weighted number of common shares and dilutive
   potential common stock used in diluted EPS
                                        1,068,635            1,032,609

4.  CFS adopted FASB No. 115, "Accounting for
Certain Investment in Debt and Equity Securities" effective beginning January l, 1994. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair market values and for all investment in debt securities. Those investments are classified in three categories and accounted for as follows:

     a.  Securities Held to Maturity- Securities
classified as held to maturity are those debt securities CFS has both the intent and the ability to hold to maturity regardless of changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. CFS held no assets classified as Held to Maturity at December 31, 1997 or March 31, 1998.

                 Page: 6

PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.) 3/98-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

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

     c. Trading Securities- Trading securities, which are generally held for short term in anticipation of market gains, are carried at fair market value.
Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no assets classified as Trading Securities at December
31, 1997 or March 31, 1998.

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

6.  During June 1997, the FASB issued FASB No. 131,
"Disclosures about Segments of an Enterprise and Related Information." FASB No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for financial statements for periods beginning after December 31, 1997.

     The effects of this statement on the
Corporation's consolidated financial statements is not expected to be material.





                        Page: 7

  PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 3/98-10QSB

Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
Condition or Plan of Operation    (Unaudited)

A.  Summary - liquidity and capital resources

     Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. The CFS's primary sources of liquidity continue to be federal funds sold, short term borrowing from Federal Home Loan Bank Atlanta, securities maturing within one year, and principal payments from mortgage securities. The repayment and sale of loans also provides liquidity. The total of federal funds sold, securities maturing within one year, and estimated principal payments on mortgage backed securities within one year at March 31, 1998 was approximately $15,729,000, compared to $5,603,000 one year ago and $12,066,000 at December 31,1997.

     The liquidity ratio at March 31, 1998 was 33.5%, compared with 27.6% one year ago. This ratio is arrived at by dividing net liquid assets (sum of total
Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment
Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management has found in the past that 18% represents a sufficient level of liquidity to meet cash needs.

     Management believes capital is adequate to meet current needs. Unencumbered capital (total capital net of unrealized securities gains/losses less intangibles plus reserves) as a percent of total adjusted assets (total assets less intangibles plus reserves) was 9.1% at March 31, 1998 and 9.3% at December 31, 1997, for CFS.

     Chesapeake Financial Shares and Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk adjusted assets of at least 4.0%. At March 31, 1998 and December 31, 1997 the consolidated ratio of Tier 1
risk based capital to risk-adjusted assets was 12.0% and 12.2%, respectively. Total risked based capital to risk weighted assets was 13.3% and 13.5% at March
31, 1998 and December 31, 1997, respectively. Tier one leverage capital was 8.3% and 8.5% at March 31, 1998 and December 31, 1997, respectively.

                        Page: 8

PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 3/98-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
Condition or Plan of Operation     (Unaudited)

B.  Results of operations:

     Earnings Summary:

     Net income was $415,111 for the three months ended March 31, 1998, compared with income of $352,807 for the same period in 1997. On a per share basis, the net profit was $0.39 for the first three months, compared with $0.34 per share for the same period in the prior year. The increase in earnings resulted primarily from a $216,208 or 36.8% increase in noninterest income and a $224,105 or 15.8% increase in net interest income before provision. The Company experienced a net increase in noninterest expense of $285,777 or 18.7%.

     Net Interest Income:

     Chesapeake Financial Shares' results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At March 31, 1998, the Company's interestearning assets exceeded its interest-bearing liabilities by approximately $19.8 million, compared with a $16.4 million excess one year ago.

   Net interest margins are 4.47% at March 31, 1998
compared to 4.57% at March 31, 1997. The March 97 increase in the New York prime rate had a positive impact on margins during the second quarter of 1997 as prime-adjusted loans repriced at generally higher levels. However, margins have narrowed since then as our loan to deposit ratio has dropped from over 74% at March, 1997, to under 69% at the end of the first quarter of 1998. Management has reduced deposit rates on all products during the first quarter in response to record low bond offerings. There has been significant growth in deposits in all of the trade area due, in part, to the large bank "merger-mania" and apparent customer dissatisfaction with that banking sector.

Provision for Loan Losses:

     The loan loss provision is a charge against earnings necessary to maintain the reserve for loan losses at a level consistent with management's evaluation of the credit quality and risk adverseness of the portfolio. Management makes a quarterly evaluation as to the adequacy of the current loan loss reserve. Management's detailed analysis as of March 31, 1998 supports the adequacy of the current loan loss level of $1.8 million.

     Chesapeake Bank's management maintains a reserve for loan loss which they feel represents a conservative estimate of potential losses in the Bank's loan portfolio. The methodology incorporates subjective factors into the evaluation of the adequacy of the ALLL such as:




                       Page: 9

PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 3/98-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
Condition or Plan of Operation     (Unaudited)

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

     The loan loss reserve is 1.7% of gross loans as of March 31, 1998 and December 31, 1997.

     Noninterest Income:

     Noninterest income is up 36.8% or $216,208 from the same period last year. Chesapeake Bank's Business
Manager product generated $170,985 in gross revenue for the first three months ended March 31, 1998, compared to the same period last year of $88,216.
Managed assets in the business manager program were $4,248,994 at March 31, 1998, and $1,764,619 at March
31, 1997.

 The merchant card program has generated $105,293 or 120.0% more in gross revenue through March of this year than in the same period last year due to an increased customer base. Trust income is up 22.3%, or $42,213, from March 31, 1997. This increase was due to volume increases in total managed assets and the general level of business Other income is up 35.0% or $30,903 due primarily to increases in fees on the sale of mutual funds and annuities.

     The ATM fee income to date is $43,778, no significant change from $43,344 of one year ago. The
Bank has 13 ATMs operational as of the end of March, 1998. The Bank charges a nominal fee for use of its ATMs by non-customers. This practice started in July of 1996 and covers most of the ATMs. Chesapeake's management has recently changed the ATM processing to an in-house system. This was effective at the beginning of September, 1997. This has improved operating costs and control of the Bank's ATMs.
Driving our ATMs inhouse has also reduced "float" and the withdrawal limit exposure for the Bank reducing overall risks inherent in an ATM operation.




                      Page: 10

  PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 3/98-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
Condition or Plan of Operation  (Unaudited)

Noninterest Expenses:

   Employee salaries expenses amounted to $688,451 and $565,288 as of March 31, 1998 and 1997,
respectively. We opened a new branch in Williamsburg in July of 1996 and additional staff was added during the second quarter of 1997 and a leasing specialist was added during the first quarter of 1998. Benefits expense is down 7.0% or $11,830 from March 31, 1997.

     Occupancy expenses are up 35.5% or $92,375 from March 31, 1997 primarily due to maintenance expenses at branches and the acquisition/maintenance of the School Street property in Kilmarnock.. This building will be the future Operations Center for the Company housing the existing Loan Processing Center, Administrative
Support, and the existing Operations area.

     Merchant Card expenses are up 78.8% due to increased volume in the program. The merchant card program was profitable at the end of 1997 as business volume increased. ATM expenses are down due to the reduced costs of providing service through the in-house system and removing low volume ATM's from service. As of this report date the Bank has 13
ATM/cash dispensers in operation. Three were completed by December 31, 1994 in the Hayes office, the Gloucester Winn-Dixie Office and a cash dispenser at Cobbs Creek, in a convenience store. During 1995
Chesapeake Bank installed ATMs at the Kilmarnock office, James City County Winn-Dixie office, in front of the Best Value department store in Mathews, in a convenience store at Glenns, in the lobby of the Rappahannock General Hospital, and two ATMs were installed at the Williamsburg Pottery facility.

     Additional ATMs were opened during the summer of 1996 at the new Williamsburg Office at Route 5 and Ironbound Road, and the Zooms Convenience Store on
Route 5 in Williamsburg. The Bank has a machine on By
Pass Road in Williamsburg, has installed a machine in the Lively office in April, and expects to have a machine operational at the new Lafayette Street branch in June .

     Other expenses were $398,737 for the three month period ended March 31, 1998, compared with $363,550 for the same period one year ago. Increases in this area are primarily related to increases in advertising expenses and start up expenses for a leasing product.






                      Page: 11


  PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 3/98-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
Condition or Plan of Operation   (Unaudited)

     Assets and Loans:

     At March 31, 1998, Chesapeake Financial Shares had total assets of $170.8 million, up 4.2% from $163.9 million at December 31, 1997 and up 20.8% from $141.4 million of one year ago. Management has budgeted a 4.9% growth in total assets for 1998.
Management is comfortable with the increased growth rate.

     Total loans (gross) at March 31, 1998 were
$104.1 million, representing an increase of less than
1% from December 31, 1997, when loans were $103.8
million. Chesapeake Bank's loan quality is good as
the following table shows.  Management is confident
that no serious delinquency trends are developing.
                                    3/31/98      12/31/97
          Nonaccrual loans         $ 464,904   $  581,000
          90 days past due            18,701       13,698
          Restructured loans            0             0
                                    ________     ________
          Totals                   $ 493,605    $ 594,698

     Management is also confident there will be no loss incurred as the Bank is well secured on these assets. There are no troubled debt restructuring outstanding at the end of either period.

     Chesapeake Bank has experienced greatly reduced loan charge offs and increased recoveries as the credit quality has improved and effective collection techniques are used. Year to date charge offs through March 31, 1998 were zero as compared to $4,406 as of March 31, 1997. Recoveries through
March 31, 1998 were $671 as compared to $15,171 as of March 31, 1997.






                      Page: 12



PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 3/98-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
Condition or Plan of Operation    (Unaudited)

     Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director's Loan Review Committee. There have been no material changes in the concentrations of credit within the past three months which would warrant above average additions to the reserve. The Bank's only concentrations of credit greater than 70% of capital are in residential real estate (136% of total capital), individual consumer (111% of capital), the retail sector (86% of total capital), and the hospitality sector (78% of total capital). Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

 The Bank's Other Real Estate Owned (OREO) portfolio currently has two properties with a total carrying value of $245,000. Bank management is currently marketing these properties. The Bank also has two repossessed assets valued at $4,300.

     Deposits:

     Deposits are up 4.1% or $6.8 million from $147.5
million at December 31, 1997. Deposits were $154.3 million and $127.3 million at March 31, 1998 and March 31, 1997, respectively. Competition for deposit dollars has not been as keen this quarter as the record performance of the stock market has made some money run to the quality of certificate of deposit. The current low inflation rate has helped this process.

     Other:

     The Bank has received approval from the State
Banking Commissioner and the Federal Reserve Bank of
Richmond for a branch in Williamsburg on Lafayette
Street. Management has closed on the purchase from First Union of the land and bank building. The facility had been closed by First Union over two years ago. We did not acquire any banking assets or liabilities. Chesapeake expects the branch to be operational on June 17, 1998.

     The Bank utilizes and is dependent upon data processing systems and software to conduct business.
The data processing systems and software include a mainframe processing system licensed to the Bank by an outside vendor and various purchased software packages which are run on in-house computer networks.
In 1997, the Bank initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000.

     The Bank's mainframe hardware and banking software are currently Year 2000 compliant. The majority of the other vendors have been contacted and have indicated that their hardware/software will be Year 2000 compliant. Testing will be performed on all systems and hardware for compliance. While there may be some additional expenses incurred during the next two years, Year 2000 compliance is not expected to have a material effect on the Company's consolidated financial statements.

 Bank management recognizes the potential credit risk within the commercial portfolio for Year 2000 noncompliance. Management has mailed a certification request to all commercial credit customers with relationships greater than $50,000 to verify Year
2000 compliance or that they have a plan to be compliant. Public seminars on the issues are also being conducted in all trade areas.


                       Page: 13


PART II.  Item l. - OTHER INFORMATION 3/98-10QSB
Chesapeake Financial Shares, Inc.
Legal Proceedings

None to report

PART II.  Item 2.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Changes in Securities

None to report.

PART II.  Item 3.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Default Upon Senior Securities

None to report.

PART II.  Item 4.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Submission of Matters to a Vote of Security Holders

     Chesapeake Financial Shares' annual meeting of shareholders was held on Friday, April 3, 1998 in Irvington, Virginia. We have previously forwarded to the Commission copies of the letter to shareholders, the notice of the meeting, the proxy statement, and the proxy. Over 86% of the shareholders were represented at the meeting in person or by proxy with over 85% voting in favor of the proposal submitted.

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

   As a result of these examinations management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations of the Bank or Holding Company.

     Chesapeake Financial Shares' Board of Directors declared a stock dividend to be effected in the form of a stock split at their regular meeting in August.
The 6 for 5 stock dividend was payable to shareholders of record on October 1, 1997. It was paid on October 15, 1997. As a result 167,705 shares were issued and $1,025.72 was paid in cash as a result of fractional shares.




                       Page: 14

PART II.  Item 6.  - OTHER INFORMATION 3/98-10QSB
Chesapeake Financial Shares, Inc.
Exhibits and Reports on Form 8-K
(Unaudited)

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


           Chesapeake Financial Shares, Inc.
                     (Registrant)

         5/4/98
         (Date)                   (Signature)
                            Douglas D. Monroe, Jr.
                           Chairman and Chief Executive Officer





        5/4/98
        (Date)                   (Signature)
                             John H. Hunt, II
                         Secretary and Chief Financial Officer







                     Page: 16