Form 10QSB
period 1998-06-30
CHESAPEAKE FINANCIAL SHARES INC
filed 1998-08-12
CIK 847538

U. S. Securities and Exchange commission
                Washington, D.C.  20549

                      FORM 10-QSB

 [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
         THE SECURITIES  EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 12, 1998.

             Class                    Outstanding at August 12, 1998


Common Stock, voting, $5.00 par value              1,011,183
Common Stock, non-voting, $5.00 par value                  0


                   CHESAPEAKE FINANCIAL SHARES, INC.

                            FORM 10-QSB

                               INDEX


            PART I - FINANCIAL INFORMATION

                                                                   Page

Item 1.   Financial Statements......................................1-5

        Consolidated Balance Sheets
        June 30, 1998 and December 31, 1997.........................1-2

        Consolidated Statements of Earnings
        Three months ended June 30, 1998..............................3

        Consolidated Statements of Earnings
        Six months ended June 30, 1998................................4

        Consolidated Statements of Cash Flows
        Six months ended June 30, 1998................................5

        Consolidated Statement of Changes in Stockholder's Equity
        Six months ended June 30, 1998................................6

        Notes to Consolidated Financial Statements..................7-9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations......10-15

                           PART II - OTHER INFORMATION

        Item 1.   Legal Proceedings...................................16

        Item 2.   Changes in Securities...............................16

        Item 3.   Defaults Upon Senior Securities.....................16

        Item 4.   Submission of Matters to a Vote of Security Holders.16

        Item 5.   Other Information...................................16

        Item 6.   Exhibits and Reports on Form 8-K....................17

        Signatures....................................................18








                       Page I

PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.               June 30,      December 31,
Consolidated Balance Sheets                      1998            1997

                   ASSETS
(Unaudited)
Cash and due from banks.....................   $6,867,757       $5,123,586
Federal funds sold..........................    1,300,000        1,900,000
Securities available for sale
 U.S. Treasury securities (book value of
 $1,701,598-1998 and $1,702,928-1997).......    1,701,219        1,698,657
 U.S. Government agencies (book value of
 $33,254,470-1998 and $29,482,679-1997).....   33,091,729       29,540,347
 Obligations of state and political
 subdivisions (book value of $11,474,572-1998
 and $11,473,361-1997)......................   11,956,334       11,925,467
 Other Securities (book value $834,800-1998
 and $743,400-1997..........................      834,800          743,400

Loans.......................................  104,467,185      103,839,121
Less: Reserve for loan loss.................   (1,798,941)      (1,740,065)
                                              -----------      -----------
   Net loans................................  102,668,244      102,099,056

Bank premises and equipment, net............    4,261,887        3,448,318
Accrued interest receivable.................    1,277,431        1,300,062
Business Manager Assets.....................    5,005,645        4,126,141
Other assets................................    3,088,076        2,010,619
                                              -----------      -----------
   Total assets............................. $172,053,122     $163,915,653
                                              ===========      ===========




See accompanying notes to consolidated financial statements.  Page: 1


PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.                June 30,       December 31,
Consolidated Balance Sheets                        1998            1997


LIABILITIES AND SHAREHOLDERS' EQUITY                   (Unaudited)

Deposits
  Noninterest bearing deposits.............   $ 23,264,825     $ 19,255,328
  Savings and interest bearing deposits....     44,376,754       40,445,981
  Certificates of deposit..................     87,187,881       87,817,759
                                               -----------      -----------
     Total deposits........................    154,829,460      147,519,068

Federal funds purchased....................              0        1,250,000
Accrued interest payable...................        285,222          334,763
Other liabilities..........................      1,557,401          897,147
Note payable...............................        885,498                0
                                               -----------      -----------
     Total liabilities.....................    157,557,581      150,000,978

Commitments and contingent liabilities

Shareholders' equity
 Preferred stock, par value $1 per share;
 authorized 50,000 shares; none outstanding.             0                0
 Common stock, voting.......................     5,055,915        5,054,440
 Common stock, non-voting...................             0                0
                 voting            non-voting
            6/30/98  12/31/97   6/30/98  12/31/97
            -------  --------   -------  --------
Shares auth 2,000,000 2,000,000 635,000   635,000
Shares o/s  1,011,183 1,010,888       0         0

Paid in capital.............................       450,480          484,348
Accumulated other comprehensive income......       207,116          328,577
Retained earnings...........................     8,782,030        8,047,310
                                                 ---------        ---------
     Total shareholders' equity.............    14,495,541       13,914,675
                                                ----------       ----------
     Total liabilities and Shareholders'
     equity.................................  $172,053,122     $163,915,653
                                               ===========      ===========



See accompanying notes to consolidated financial statements.  Page: 2


PART I. Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                 Three Months Ended
Consolidated Statements of Earnings                    June 30,
                                                 1998              1997

     Interest Income                                  (Unaudited)

Interest and fees on loans.................   $2,569,022       $2,208,064
Interest on federal funds sold.............       12,215            1,966
Interest on time deposits with banks.......        3,950            2,459
Interest on U.S. Treasury securities.......       22,441           25,595
Interest on U.S. Agency Obligations........      464,501          334,588
Interest on obligations of state
and political subs.........................      167,653          171,335
                                               ---------        ---------
   Total interest income                       3,239,782        2,744,007

     Interest Expense

Interest on savings and interest bearing
 deposits..................................      270,917          240,561
Interest on certificates of deposit........    1,242,761        1,012,092
Interest on federal funds purchased........        7,673           24,875
Other interest expense.....................       10,297                0
                                               ---------        ---------
     Total interest expense                    1,531,648        1,277,528
Net interest income........................    1,708,134        1,466,479
Provision for loan losses..................            0                0
                                               ---------        ---------
Net interest income after provision for
 loan losses...............................    1,708,134        1,466,479
                                               ---------        ---------
     Noninterest Income

Income from fiduciary activities...........      214,713          218,971
Service charges on deposit accounts........      131,426          137,277
Securities gains (losses) - net............            0              384
Merchant card income.......................      147,319           84,999
ATM income.................................       50,292           52,318
Business manager income....................      193,762          139,451
Other income...............................      130,526           86,090
                                                 -------          -------
  Total noninterest income                       868,038          719,490
                                                 -------          -------
     Noninterest Expense

Salaries...................................      662,464          591,610
Employee benefits..........................      144,569          143,430
Occupancy expenses.........................      337,356          346,792
Merchant card expense......................      168,173           88,383
ATM expense................................       55,149           70,144
Business manager expense...................      101,414           80,572
Other expenses.............................      468,340          268,058
                                               ---------        ---------
 Total noninterest expense.................    1,937,465        1,588,989
                                               ---------        ---------
Income before income taxes.................      638,707          596,980
Income taxes...............................      157,396          158,265
                                               ---------        ---------
  Net income............................... $    481,311     $    438,715
                                               =========        =========

Earnings per share, basic..................        $0.48            $0.44
Earnings per share, assuming dilution......        $0.45            $0.43



See accompanying notes to consolidated financial statements.  Page: 3

PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                   Six Months Ended
Consolidated Statements of Earnings                     June 30,
                                                  1998          1997

     Interest Income                                  (Unaudited)

Interest and fees on loans................    $5,071,475     $4,372,103
Interest on federal funds sold............        38,033          2,477
Interest on time deposits with banks......         8,061          4,478
Interest on U.S. Treasury securities......        44,578         61,363
Interest on obligations of U.S. Agency
 Obligations..............................       947,028        672,854
Interest on obligations of state and political
 subs.....................................       332,811        314,943
                                               ---------      ---------
 Total interest income                         6,441,986      5,428,218

     Interest Expense

Interest on savings and interest bearing
 deposits.................................       538,256        479,466
Interest on certificates of deposit.......     2,505,954      2,011,239
Interest on federal funds purchased.......        21,290         49,433
Other interest expense....................        22,644              0
                                               ---------      ---------
 Total interest expense                        3,088,144      2,540,138
                                               ---------      ---------
Net interest income.......................     3,353,842      2,888,080
Provision for loan losses.................        54,000              0
                                               ---------      ---------
Net interest income after provision for
 loan losses..............................     3,299,842      2,888,080
                                               ---------      ---------
     Noninterest Income

Income from fiduciary activities..........       446,354        408,399
Service charges on deposit
 accounts.................................       263,567        269,706
Securities gains (losses) - net...........             0         (2,365)
Merchant card income......................       252,612        132,864
ATM income................................        94,070         95,662
Business manager income...................       364,747        227,667
Other income..............................       249,706        174,367
                                               ---------      ---------
  Total noninterest income                     1,671,056      1,306,300
                                               ---------      ---------
     Noninterest Expense

Salaries..................................     1,350,915      1,156,872
Employee benefits.........................       302,571        313,287
Occupancy expenses........................       690,204        577,776
Merchant card expense.....................       258,452        138,872
ATM expense...............................       117,088        136,277
Business manager expense..................       168,581        136,393
Other expenses............................       867,077        661,157
                                               ---------      ---------
   Total noninterest expense..............     3,754,888      3,120,634
                                               ---------      ---------
Income before income taxes................     1,216,010      1,073,746
Income taxes..............................       319,588        282,225
                                               ---------      ---------
 Net income...............................   $   896,422    $   791,521

Earnings per share, basic.................         $0.89          $0.79
Earnings per share, assuming dilution.....         $0.84          $0.77



See accompanying notes to consolidated financial statements.  Page: 4


PART I. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                    Six Months Ended
Consolidated Statements of Cash Flows                    June 30,
                                                    1998           1997

                                                       (Unaudited)
   Cash flows from operating activities:
Net income...............................       $ 896,422      $ 791,521
Adjustments to reconcile net income to net
 cash provided by
   (used for) operating activities:
 Depreciation and amortization...........         259,119        316,028
  Provision for loan losses..............          54,000              0
  (Accretion) of discount and amortization
   of premiums, net......................         315,309         94,090
  Net (gain) loss on sale of securities..               0          2,365
  Changes in assets and liabilities:
  Decrease (increase) in accr. interest
   receivable............................          22,631         70,633
  Decrease (increase) in other assets....      (1,891,560)    (1,179,764)
  Increase (decrease) in accrued interest
   payable...............................         (49,541)        (7,185)
  Increase (decrease) in other liabilities        660,254         23,744
                                                ---------      ---------
Net cash provided by (used for) operating
 activities..............................         266,634        111,432
                                                ---------      ---------
    Cash flows from investing activities:
Purchases of securities available for sale    (10,541,891)    (6,549,626)
Proceeds from sale or call of securities
 available for sale......................               0      7,216,092
Proceeds from maturities of securities
 available for sale......................       6,363,509      2,444,488
Origination of loans available for
 sale....................................      (4,077,850)    (1,506,950)
Proceeds from sale of loans available for
 sale....................................       4,077,850      1,506,950
Net (increase) decrease in loans
 outstanding.............................        (628,188)    (3,926,458)
Other capital expenditures...............      (1,072,688)      (437,325)
                                                ---------      ---------
Net cash provided by (used for) investing
 activities..............................      (5,874,258)    (1,252,829)
                                                ---------      ---------
   Cash flows from financing activities:
Net increase (decrease) in demand accounts,
 interest bearing demand deposit accounts
 and savings deposits....................       7,940,270        511,092
Net increase (decrease) in certificates of
 deposit.................................        (629,878)     1,861,862
Net decrease in federal funds purchased..      (1,250,000)    (1,200,000)
Cash dividends...........................        (161,702)      (134,260)
Proceeds from issuance of voting common
 stock...................................          28,500          5,000
Acquisition of voting common stock.......         (60,893)       (22,840)
Increase in long-term borrowings.........         900,000              0
Curtailment of long-term borrowings......         (14,502)             0
                                                ---------      ---------
Net cash provided by (used for) financing
 activities..............................       6,751,795      1,021,654
Net (decrease) increase in cash and federal
 funds sold..............................       1,144,171       (119,743)
Cash and federal funds sold at beginning of
 period..................................       7,023,586      5,896,836
                                                ---------      ---------
Cash and federal funds sold at end of
 period..................................      $8,167,757     $5,777,093
                                                =========      =========




See accompanying notes to consolidated financial statements.  Page: 5


                  Statement of Changes in Stockholder's Equity
                        Chesapeake Financial Shares, Inc.
                         Six Months Ended June 30, 1998
                                                                           Accumulated                  Additional
                                             Comprehensive    Retained     Other Compr.     Common        Paid-In
                                 Total           Income       Earnings       Income          Stock        Capital
                               ---------       ---------      --------     ----------      --------     ----------
Beginning balance             $13,914,675     $              $8,047,310     $328,577      $5,054,440     $484,348

Comprehensive Income:
 Net Income                       896,422        896,422        896,422
 Other comprehensive
   income, net of tax:
 Unrealized (loss) on securities
  available for sale:            (121,461)      (121,461)                   (121,461)

   Total comprehensive income,
    net of tax:                               $  774,961
                                              ==========
Acquisition of common stock       (60,893)                                                     (14,925)      (45,968)
Issuance of common stock           28,500                                                       16,400        12,100
Dividends declared               (161,702)                     (161,702)
                               ----------                     ---------      -------         ---------       -------
Ending balance                $14,495,541                    $8,782,030     $207,116        $5,055,915      $450,480
                              ===========                    ==========     ========        ==========      ========


                                     Page 6


PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.)
6/98-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

1.  Chesapeake Financial Shares, Inc. ("CFS") owns 100%
of Chesapeake Bank (the "Bank").  Two additional
subsidiaries, Chesapeake Mortgage Company, Inc. and
Chesapeake Insurance Agency, Inc. (t/a Chesapeake
Investment Services) are wholly-owned subsidiaries of
CFS and the Bank, respectively.   The Bank also is the
100% owner of CNB Properties, Inc. The consolidated financial statements include the accounts of CFS and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated.

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

3. In 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share." Statement
128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate restated to conform to the statement 128 requirements.

     The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. The potential common stock will not have a significant impact on net income. The number of shares used in the calculation for June 30, 1997 reflect a 20% stock dividend paid on October 15, 1997.

                                            June 30, 1998        June 30, 1997
Weighted average number of common
 shares, basic                                  1,011,073            1,007,149
Effect of dilutive stock options                   57,419               26,785
                                                ---------            ---------
Weighted number of common shares and dilutive
 potential common stock used in diluted EPS     1,068,492            1,033,934
                                                =========            =========

4.  CFS adopted FASB No. 115, "Accounting for Certain
Investment in Debt and Equity Securities" effective beginning January l, 1994. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair market values and for all investment in debt securities.
Those investments are classified in three categories and accounted for as follows:

     a.  Securities Held to Maturity- Securities
classified as held to maturity are those debt securities CFS has both the intent and the ability to hold to maturity regardless of changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. CFS held no assets classified as Held to Maturity at December 31, 1997 or June 30, 1998.



                        Page: 7
PART I. Item 1. - FINANCIAL INFORMATION (cont'd.)6/98-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

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

     c. Trading Securities- Trading securities, which are generally held for short term in anticipation of market gains, are carried at fair market value.
Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no assets classified as Trading Securities at December 31, 1997 or June 30, 1998.

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

6.   Effective January 1, 1998, the company adopted
Statement of Financial Accounting Standards No. 130,
"Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. Financial statements for prior periods have been restated as required.

7.   During June 1997, the FASB issued FASB No. 131,
"Disclosures about Segments of an Enterprise and Related Information." FASB No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for financial statements for periods beginning after December 31, 1997. The effects of this statement on the Corporation's consolidated financial statements is not expected to be material.



                        Page: 8



PART I. Item 1. - FINANCIAL INFORMATION (cont'd.)6/98-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

     In February 1998, the Financial Accounting
Standards Board issued Statement of Financial
Accounting Standards No. 132, "Employers Disclosure about Pensions and Other Post Retirement Benefits."
This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures.
Restatement of disclosures for earlier periods is required. This statement is effective for the Company's financial statements for the year ended December 31, 1998.

     In June 1998, the Financial Accounting Standards
Board issued Statement of Financial Accounting
Standards No. 133, " Accounting for Derivative
Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's financial statements. This statement is effective for years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard by January 1 ,2000.

     In March 1998, the American Institute of Certified
Public Accountants (AICPA) issued Statement of Position
("SOP") 98-1, "Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use."
This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal use software costs once certain criteria are met. This statement is not expected to have a material impact on the Company's financial statements.

     In April 1998, the AICPA issued SOP 98-5,
"Reporting on the Costs of Start Up Activities," which requires the costs of start up activities and organization costs to be expensed as incurred. This statement is effective for the fiscal year 1999 financial statements. This statement is not expected to have a material impact on the Company's financial statements.


                        Page: 9



PART I. Item 2. - FINANCIAL INFORMATION (cont'd.)6/98-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation                             (Unaudited)

A.  Summary - liquidity and capital resources

     Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. The CFS's primary sources of liquidity continue to be federal funds sold, short term borrowing from Federal Home Loan Bank Atlanta, securities maturing within one year, and principal payments from mortgage securities. The repayment and sale of loans also provides liquidity. The total of federal funds sold, securities maturing within one year, and estimated principal payments on mortgage-backed securities within one year at June 30, 1998 was approximately $14,800,000, compared to $3,768,000 one year ago and $12,066,000 at December 31,1997.

     The liquidity ratio at June 30, 1998 was 33.0%, compared with 27.1% one year ago. This ratio is arrived at by dividing net liquid assets (sum of total
Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment
Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management has found in the past that 18% represents a sufficient level of liquidity to meet cash needs.

     Management believes capital is adequate to meet current needs. Unencumbered capital (total capital net of accumulated other comprehensive income less intangibles plus reserves) as a percent of total adjusted assets (total assets less intangibles plus reserves) was 9.3% at June 30, 1998 and 9.3% at December 31, 1997, for CFS.

     Chesapeake Financial Shares and Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%. At June 30, 1998 and December 31, 1997 the consolidated ratio of Tier 1 risk based capital to risk-adjusted assets was 12.0% and 12.2%, respectively. Total risked based capital to risk weighted assets was 13.3% and 13.5% at June 30, 1998 and December 31, 1997, respectively. Tier one leverage capital was 8.4% and 8.5% at June 30, 1998 and December 31, 1997, respectively.


                       Page: 10



PART I. Item 2. - FINANCIAL INFORMATION (cont'd.)6/98-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation                         (Unaudited)

B.  Results of operations:

     Earnings Summary:

     Net income was $896,422 for the six months ended
June 30, 1998, compared with income of $791,521 for the same period in 1997. On a fully diluted per share basis, the net profit was $0.84 for the first six months, compared with $0.77 per share for the same period in the prior year. The increase in earnings resulted primarily from a $465,762 or 16.1% increase in net interest income before provision and a $364,756 or 27.9% increase in noninterest income. The Company experienced a net increase in noninterest expense of $634,254 or 20.3%.

     Net Interest Income:

     Chesapeake Financial Shares' results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 1998, the Company's interest-earning assets exceeded its interest-bearing liabilities by approximately $20.9 million, compared with a $15.4 million excess one year ago.

     Net interest margins are 4.68% at June 30, 1998
compared to 4.60% at June 30, 1997. The March 97 increase in the New York prime rate had a positive impact on margins during the second quarter of 1997 as prime-adjusted loans repriced at generally higher levels. Margins narrowed since then as our loan to deposit ratio has dropped from over 76% at June, 1997, to under 68% at the end of the second quarter of 1998.
Management has reduced deposit rates on all products during the first quarter of 1998 in response to reduced loan demand and this has contributed to the improved margins. There has been significant growth in deposits in all of the trade area due, in part, to the large bank "merger-mania" and apparent customer dissatisfaction with that banking sector. A significant portion of this deposit growth has been noninterest bearing.

Provision for Loan Losses:

     The loan loss provision is a charge against earnings necessary to maintain the reserve for loan losses at a level consistent with management's evaluation of the credit quality and risk adverseness of the portfolio. Management makes a quarterly evaluation as to the adequacy of the current loan loss reserve. Management's detailed analysis as of June 30, 1998 supports the adequacy of the current loan loss level of $1.8 million.

     Chesapeake Bank's management maintains a reserve for loan loss which they feel represents a conservative estimate of potential losses in the Bank's loan portfolio. The methodology incorporates subjective factors into the evaluation of the adequacy of the ALLL such as:


                       Page: 11


PART I. Item 2. - FINANCIAL INFORMATION (cont'd.)6/98-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation                    (Unaudited)

          The effect of volume and trends in
           delinquencies and nonaccruals.
          The effect of trends in portfolio volume,
           maturity, and composition.
          An estimate of future loss on all significant loans and assessment of underwriting and lending policies and procedures including those for charge off,collection and recovery.
          Experience, ability and depth of lending management and staff. The effect of national and local economic conditions and downturns in specific industries.
          Concentrations of credit that might affect loss experience across one or more components of the portfolio.
          Taking into account results of any independent reviews of the portfolio.

The loan loss reserve is 1.7% of gross loans as of June 30, 1998 and December 31, 1997.

     Noninterest Income:

     Noninterest income is up 27.9% or $364,756 from the same period last year. Chesapeake Bank's Business
Manager product generated $364,747 in gross revenue for the first six months ended June 30, 1998, compared to the same period last year of $227,667. Managed assets in the business manager program were $5,006,000 at June
30, 1998, and $3,692,000 at June 30, 1997.

     The merchant card program has generated $252,612 or 90.1% more in gross revenue through June of this year than in the same period last year due to an increased customer base. Trust income is up 9.3%, or $37,955, from June 30, 1997. This increase was due to volume increases in total managed assets and the general level of business Other income is up 43.2% or $75,339 due primarily to increases in fees on the sale of mutual funds and annuities.

     The ATM fee income to date is $94,070, no significant change from $95,662 of one year ago. The
Bank has 13 ATMs operational as of the end of June, 1998. The Bank charges a nominal fee for use of its ATMs by non-customers. This practice started in July of 1996 and covers most of the ATMs. Chesapeake's management has recently changed the ATM processing to an in-house system. This was effective at the beginning of September, 1997. This has improved operating costs
(down 14.1% or $19,189 from one year ago) and control of the Bank's ATMs. Driving our ATMs in-house has also reduced "float" and the withdrawal limit exposure for the Bank reducing overall risks inherent in an ATM operation.


                       Page: 12


 PART I. Item 2. - FINANCIAL INFORMATION (cont'd.)6/98-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation                          (Unaudited)

Noninterest Expenses:

     Employee salaries expenses amounted to $1,350,915
and $1,156,872 for the six months ended June 30, 1998 and 1997, respectively. Management opened a new branch in Williamsburg (the Five Forks Office) in July of
1996 and additional staff was added during the second quarter of 1997 and a leasing specialist was added during the first quarter of 1998. The third
Williamsburg office was opened in June of 1998 in the City of Williamsburg (the Lafayette Street office).
Benefits expense is down 3.4% or $10,716 from June 30, 1997.

     Occupancy expenses are up 19.5% or $112,428 from June 30, 1997 primarily due to maintenance expenses at branches and the acquisition/maintenance of the School
Street property in Kilmarnock.. This building will be the future Operations Center for the Company housing the existing Loan Processing Center, Administrative
Support, and Operations. Equipment maintenance as well as insurance costs have also increased.

     Merchant Card expenses are up 86.1% due to increased volume in the program. The merchant card program was break even at the end of June 1998. ATM expenses are down due to the reduced costs of providing service through the in-house system and removing low volume ATM's from service. As of this report date the Bank has 13 ATM/cash dispensers in operation. Three were completed by December 31, 1994 in the Hayes office, the Gloucester Winn-Dixie Office and a cash dispenser at Cobbs Creek, in a convenience store.
During 1995 Chesapeake Bank installed ATMs at the
Kilmarnock office, James City County Winn-Dixie office, in front of the Best Value department store in Mathews, in a convenience store at Glenns, in the lobby of the Rappahannock General Hospital. The two ATMs that were installed at the Williamsburg Pottery facility were removed in July of 1998 to reduce costs.

     Additional ATMs were opened during the summer of 1996 at the new Williamsburg Office at Route 5 and Ironbound Road, and the Zooms Convenience Store on
Route 5 in Williamsburg. The Bank has installed a machine in the Zooms on By-Pass Road in Williamsburg, also in the Lively office as of April of 1998, and at the new Lafayette Street office in June of 1998.

     Other expenses were $867,077 for the six month period ended June 30, 1998, compared with $661,157 for the same period one year ago. Increases in this area are primarily related to increases in advertising expenses, start up expenses for the leasing product, credit/debit card loss provision, and the opening of the new Lafayette Street office.

     At the end of June, 1998 the Bank (along with others) was a victim of a credit card fraud scheme that operates world wide. Steps have been taken to prevent further losses and exposure to such future losses. The
Bank is processing claims for reimbursement within the credit card system. Based on information available at this reporting date management expects to reserve an additional $133,500 during this fiscal year. Management expects the impact on the 1998 financial results to be immaterial.


                       Page: 13

PART I. Item 2. - FINANCIAL INFORMATION (cont'd.)6/98-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation                         (Unaudited)

     Assets and Loans:

     At June 30, 1998, Chesapeake Financial Shares had total assets of $172.1 million, up 4.9% from $163.9 million at December 31, 1997 and up 18.8% from $144.4 million of one year ago. Management has budgeted a 4.9% growth in total assets for 1998.

     Total loans (gross) at June 30, 1998 were $104.4 million, representing an increase of less than 1% from December 31, 1997, when loans were $103.8 million.
Chesapeake Bank's loan quality is good as the following table shows. Management is confident that no serious delinquency trends are developing.

                                       6/30/98        12/31/97

          Nonaccrual loan  s         $ 484,043       $ 581,000
          90 days past due               9,063          13,698
          Restructured loans                 0               0
                                      ________        ________
          Totals                     $ 493,106       $ 594,698

     Management is also confident there will be no loss incurred as the Bank is well secured on these assets.
There are no troubled debt restructuring outstanding at the end of either period.

     Chesapeake Bank has experienced greatly reduced loan charge offs and increased recoveries as the credit quality has improved and effective collection techniques are used. Year to date charge offs through June 30, 1998 were $6,185 as compared to $8,406 as of June 30, 1997. Recoveries through June 30, 1998 were
$11,061 as compared to $16,973 as of June 30, 1997.

     Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director's Loan Review Committee. There have been no material changes in the concentrations of credit within the past three months which would warrant above average additions to the reserve. The Bank's only concentrations of credit greater than 70% of capital are in residential real estate (121% of total capital), individual consumer (108% of capital), the retail sector (79% of total capital), and the hospitality sector (77% of total capital). Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

     The Bank's Other Real Estate Owned (OREO) portfolio currently has two properties with a total carrying value of $245,000. Bank management is currently marketing these properties. The Bank also has two repossessed assets valued at $4,300.


                       Page: 14



PART I. Item 2. - FINANCIAL INFORMATION (cont'd.)6/98-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation                            (Unaudited)

     Deposits:

     Deposits are up 5.0% or $7.3 million from $147.5
million at December 31, 1997. Deposits were $154.8 million and $130.0 million at June 30, 1998 and June
30, 1997, respectively. Competition for deposit dollars has not been as keen this quarter as the record performance of the stock market has made some money run to the quality of certificate of deposit. The current low inflation rate has helped this process.

     Other:

     As reported earlier, management received approval from the State Banking Commissioner and the Federal
Reserve Bank of Richmond for a branch in Williamsburg on Lafayette Street. The land and bank building were purchased from First Union. The facility had been closed by First Union over two years ago. We did not acquire any banking assets or liabilities. Chesapeake opened the office on June 19, 1998.

     The Bank utilizes and is dependent upon data processing systems and software to conduct business.
The data processing systems and software include a mainframe processing system licensed to the Bank by an outside vendor and various purchased software packages which are run on in-house computers and computer networks. In 1997, the Bank initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000.

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

     Bank management recognizes the potential credit risk within the commercial portfolio for Year 2000 noncompliance. Management has mailed a certification request to all commercial credit customers with relationships greater than $50,000 to verify Year 2000 compliance or that they have a plan to be compliant.
Bank sponsored public seminars on the issues have been conducted in all trade areas.

     The Bank has completed a Phase I and a Phase II
Y2K Federal Examination. As a result of these examinations management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations of the Bank or Holding Company. Additional independent testing of the Bank's software will begin in October of 1998.

     Bank management has made several estimates about costs, performance of other parties, and assumptions of future events related to the Y2K issue. Many specific factors or events may cause results significantly different than those management has anticipated.
Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability of third party vendors to correct their software and hardware, and similar uncertainties.


                       Page: 15



PART II.  Item l. - OTHER INFORMATION 6/98-10QSB
Chesapeake Financial Shares, Inc.

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

     As of May 30, 1998, the Bank and Holding Company completed another safety and soundness examination, an Information Systems examination, a Phase II Y2K examination, and a Trust examination, performed by the Federal Reserve Bank of Richmond.

     As a result of these examinations management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations of the Bank or Holding Company.

     Chesapeake Financial Shares' Board of Directors declared a stock dividend to be effected in the form of a stock split at their regular meeting in August, 1997.
The 6 for 5 stock dividend was payable to shareholders of record on October 1, 1997. It was paid on October
15, 1997. As a result 167,705 shares were issued and $1,025.72 was paid in cash as a result of fractional shares.

                       Page: 16



PART II. Item 6  - OTHER INFORMATION 6/98-10QSB
Chesapeake Financial Shares, Inc.
Exhibits and Reports on Form 8-K
(Unaudited)

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


                       Page: 17



SIGNATURES
Chesapeake Financial Shares, Inc.                   SEC 10-QSB 6/98

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           Chesapeake Financial Shares, Inc.
                     (Registrant)



           8/12/98
          ________              ______________________________
           (Date)                    (Signature)
                                 Douglas D. Monroe, Jr.
                          Chairman and Chief Executive Officer



           8/12/98
           ________              -----------------------------
           (Date)                    (Signature)
                                  John H. Hunt, II
                          Secretary and Chief Financial Officer






                       Page: 18