Form 10QSB
period 1998-09-30
CHESAPEAKE FINANCIAL SHARES INC
filed 1998-11-16
CIK 847538

U. S. Securities and Exchange commission
                Washington, D.C.  20549

                      FORM 10-QSB

 [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
         THE SECURITIES  EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 1998


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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 12, 1998.

          Class                    Outstanding at November 12, 1998


Common Stock, voting, $5.00 par value            1,011,183
Common Stock, non-voting, $5.00 par value                0



                   CHESAPEAKE FINANCIAL SHARES, INC.

                               FORM 10-QSB

                                  INDEX


                    PART I - FINANCIAL INFORMATION

                                                              Page

     Item 1.   Financial Statements......... ..................1-5

        Consolidated Balance Sheets
        September 30, 1998 and December 31, 1997...............1-2

        Consolidated Statements of Earnings
        Three months ended September 30, 1998....................3

        Consolidated Statements of Earnings
        Nine months ended September 30, 1998.....................4

        Consolidated Statements of Cash Flows
        Nine months ended September 30, 1998.....................5

        Consolidated Statement of Changes in Stockholder's Equity
        Nine months ended September 30, 1998.....................6

        Notes to Consolidated Financial Statements.............7-9

   Item 2.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................10-15

                           PART II - OTHER INFORMATION

        Item 1.   Legal Proceedings.............................16

        Item 2.   Changes in Securities.........................16

        Item 3.   Defaults Upon Senior Securities...............16

        Item 4.   Submission of Matters to a Vote of
                  Security Holders..............................16

        Item 5.   Other Information.............................16

        Item 6.   Exhibits and Reports on Form 8-K..............17

        Signatures..............................................18




                        Page I


PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.         September 30,      December 31,
Consolidated Balance Sheets                  1998                1997

              ASSETS
                                                    (Unaudited)
Cash and due from banks.............       $5,643,673         $5,123,586
Federal funds sold..................                0          1,900,000
Securities available for sale
  U.S. Treasury securities (book value of
  $1,201,104-1998 and $1,702,928-1997)      1,202,250          1,698,657
  U.S. Government agencies (book value of
  $31,913,913-1998 and $29,482,679-1997)   31,717,549         29,540,347
  Obligations of state and political
  subdivisions (book value of
  $11,211,561-1998 and $11,473,361-1997)   11,831,345         11,925,467
  Other Securities (book value of
  $834,800-1998 and $743,400-1997)..          834,800            743,400

Loans...............................      105,275,759        103,839,121
Less: Reserve for loan loss.........       (1,788,947)        (1,740,065)
                                         --------------------------------
   Net loans........................      103,486,812        102,099,056

Bank premises and equipment, net....        4,546,659          3,448,318
Accrued interest receivable.........        1,287,836          1,300,062
Business Manager Assets.............        7,525,110          4,126,141
Other assets........................        3,212,337          2,010,619
                                         --------------------------------
   Total assets.....................     $171,288,371       $163,915,653

                                         ===============================




See accompanying notes to consolidated financial statements.  Page: 1


PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.          September 30,      December 31,
Consolidated Balance Sheets                    1998                1997

LIABILITIES AND SHAREHOLDERS' EQUITY               (Unaudited)

Deposits
   Noninterest bearing deposits.......     $  20,622,761     $ 19,255,328
   Savings and interest bearing deposits      46,902,644       40,445,981
   Certificates of deposit............        83,146,009       87,817,759
                                           ------------------------------
     Total deposits...................       150,671,414      147,519,068

Federal funds purchased...............         3,500,000        1,250,000
Accrued interest payable..............           276,974          334,763
Other liabilities.....................         1,207,234          897,147
Note payable..........................           881,062                0
                                           ------------------------------
     Total liabilities................       156,536,684      150,000,978

Commitments and contingent liabilities

Shareholders' equity
 Preferred stock, par value $1 per share;
 authorized 50,000 shares; none outstanding            0                0
 Common stock, voting.................         5,055,915        5,054,440
 Common stock, non-voting.............                 0                0
                    voting            non-voting
              9/30/98   12/31/97   9/30/98   12/31/97
              -------   --------   -------   --------

Shares auth. 2,000,000 2,000,000    635,000  635,000
Shares o/s.. 1,011,183 1,010,888          0        0
Paid in capital.......................           450,480          484,348
Accumulated other comprehensive
income................................           280,213          328,577
Retained earnings.....................         8,965,079        8,047,310
                                              ---------------------------
   Total shareholders' equity.........        14,751,687       13,914,675
                                              ---------------------------
   Total liabilities and Shareholders'
   equity.............................      $171,288,371     $163,915,653

                                             ============================



See accompanying notes to consolidated financial statements.  Page: 2


PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                  Three Months Ended
Consolidated Statements of Earnings                  September 30,
                                                 1998             1997

     Interest Income                                  (Unaudited)

Interest and fees on loans..............     $ 2,480,640      $2,262,359
Interest on federal funds sold..........          15,881          25,936
Interest on time deposits with banks....           3,963           2,529
Interest on U.S. Treasury securities....          18,185          25,540
Interest on U.S. Agency Obligations.....         435,055         398,031
Interest on obligations of state
 and political subs.....................         162,827         159,634
                                              --------------------------
     Total interest income                     3,116,551       2,874,029

     Interest Expense

Interest on savings and interest bearing
 deposits...............................         313,789         250,265
Interest on certificates of deposit.....       1,178,128       1,134,071
Interest on federal funds purchased.....          12,260             879
Other interest expense..................          14,136               0
                                              --------------------------
     Total interest expense                    1,518,313       1,385,215
                                              --------------------------
Net interest income.....................       1,598,238       1,488,814
Provision for loan losses...............               0          37,500
                                              --------------------------
Net interest income after provision for
 loan losses............................       1,598,238       1,451,314
                                              --------------------------
     Noninterest Income

Income from fiduciary activities........         363,590         297,741
Service charges on deposit accounts.....         133,802         127,954
Securities gains (losses) - net.........               0
Merchant card income....................         233,423         120,112
ATM income..............................          44,126          57,632
Business manager income.................         307,857         194,378
Other income............................         131,454          92,049
                                               -------------------------
     Total noninterest income                  1,214,252         889,866
                                               -------------------------
     Noninterest Expense

Salaries................................         874,669         654,654
Employee benefits.......................         144,842         133,753
Occupancy expenses......................         374,866         305,153
Merchant card expense...................         226,489         114,377
ATM expense.............................          50,601          72,641
Business manager expense................         205,012          48,526
Other expenses..........................         553,920         319,765
                                               -------------------------
 Total noninterest expense..............       2,430,399       1,648,869
                                               -------------------------
Income before income taxes..............         382,091         692,311
Income taxes............................          95,918         177,338
                                               -------------------------
   Net income...........................      $  286,173     $   514,973
                                               =========================

Earnings per share, basic...............           $0.28          $0.51
Earnings per share, assuming dilution...           $0.27          $0.49




See accompanying notes to consolidated financial statements.  Page: 3


PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                    Nine Months Ended
Consolidated Statements of Earnings                    September 30,
                                                    1998           1997

     Interest Income                                    (Unaudited)

Interest and fees on loans.................     $ 7,552,115     $6,634,462
Interest on federal funds sold.............          53,914         28,413
Interest on time deposits with banks.......          12,024          7,007
Interest on U.S. Treasury securities.......          62,763         86,903
Interest on obligations of U.S. Agency
 Obligations...............................       1,382,083      1,070,885
Interest on obligations of state and
 political subs............................         495,638        474,577
                                                 -------------------------
 Total interest income                            9,558,537      8,302,247

     Interest Expense

Interest on savings and interest bearing
 deposits..................................         852,045        729,731
Interest on certificates of deposit........       3,684,082      3,145,310
Interest on federal funds purchased........          33,550         50,312
Other interest expense.....................          36,780              0
                                                  ------------------------
 Total interest expense                           4,606,457      3,925,353
                                                  ------------------------
Net interest income........................       4,952,080      4,376,894
Provision for loan losses..................          54,000         37,500
                                                  ------------------------
Net interest income after provision for
 loan losses...............................       4,898,080      4,339,394
                                                  ------------------------
     Noninterest Income

Income from fiduciary activities...........         809,944        706,140
Service charges on deposit accounts........         397,369        397,660
Securities gains (losses)-net..............               0         (2,365)
Merchant card income.......................         486,035        252,976
ATM income.................................         138,196        153,294
Business manager income....................         672,604        422,045
Other income...............................         381,160        266,416
                                                  ------------------------
  Total noninterest income                        2,885,308      2,196,166
                                                  ------------------------
     Noninterest Expense

Salaries...................................       2,225,584      1,788,165
Employee benefits..........................         447,413        433,040
Occupancy expenses.........................       1,065,070        885,524
Merchant card expense......................         484,941        253,249
ATM expense................................         167,689        208,918
Business manager expense...................         373,593        184,919
Other expenses.............................       1,420,997      1,015,688
                                                  ------------------------
    Total noninterest expense..............       6,185,287      4,769,503
                                                  ------------------------
Income before income taxes.................       1,598,101      1,766,057
Income taxes...............................         415,506        459,563
                                                  ------------------------
     Net income............................    $  1,182,595   $  1,306,494
                                                  ========================

Earnings per share, basic..................           $1.17          $1.30
Earnings per share, assuming dilution......           $1.11          $1.26




See accompanying notes to consolidated financial statements.  Page: 4


PART I. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                    Nine Months Ended
Consolidated Statements of Cash Flows                  September 30,
                                                    1998           1997

                                                        (Unaudited)
     Cash flows from operating activities:
Net income....................................   $1,182,595    $1,306,494
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
  Depreciation and amortization...............      407,935       800,876
  Provision for loan losses...................       54,000        37,500
  (Accretion) of discount and amortization of
   premiums, net..............................      514,376       147,955
  Net (gain) loss on sale of securities.......            0         2,365
  Changes in assets and liabilities:
   Decrease (increase) in accr. interest
    receivable................................       12,226         6,501
   Decrease (increase) in other assets........   (4,569,114)   (2,255,212)
   Increase (decrease) in accrued interest
    payable...................................      (57,789)       12,561
   Increase (decrease) in other liabilities...      310,087       149,738
                                                  -----------------------
Net cash provided by (used for) operating
 activities...................................   (2,145,684)      208,778
                                                  -----------------------
     Cash flows from investing activities:
Purchases of securities available for sale....  (14,451,682)  (13,891,862)
Proceeds from sale or call of securities
 available for sale...............     .......        0         7,268,908
Proceeds from maturities of securities
 available for sale...........................   12,178,296     3,448,452
Origination of loans available for sale.......   (6,243,550)   (2,174,300)
Proceeds from sale of loans available for sale    6,243,550     2,174,300
Net (increase) decrease in loans outstanding..   (1,441,756)   (7,062,627)
Other capital expenditures....................   (1,505,276)   (1,197,995)
                                                 ------------------------
Net cash provided by (used for) investing
 activities...................................   (5,220,418)  (11,435,124)
                                                 ------------------------

     Cash flows from financing activities:
Net increase (decrease) in demand accounts,
 interest bearing demand deposit accounts
 and savings deposits.........................    7,824,096     3,355,236
Net increase (decrease) in certificates of
 deposit......................................   (4,671,750)    9,107,032
Net increase (decrease) in federal funds
 purchased....................................    2,250,000      (800,000)
Cash dividends................................     (264,826)     (201,384)
Proceeds from issuance of voting common
 stock........................................       28,500         5,000
Acquisition of voting common stock............      (60,893)      (25,840)
Increase in long-term borrowings..............      900,000             0
Curtailment of long-term borrowings...........      (18,938)            0
                                                  -----------------------
Net cash provided by (used for) financing
 activities...................................    5,986,189    11,440,044
                                                  -----------------------
Net (decrease) increase in cash and federal
 funds  sold..................................   (1,379,913)      213,698
Cash and federal funds sold at beginning of
 period.......................................    7,023,586     5,896,836
                                                  -----------------------
Cash and federal funds sold at end of period..   $5,643,673   $ 6,110,534
                                                  =======================



See accompanying notes to consolidated financial statements.  Page: 5


                  Statement of changes in Stockholder's Equity
                        Chesapeake Financial Shares, Inc.
                      Nine Months Ended September 30, 1998
                                                                           Accumulated                 Additional
                                             Comprehensive    Retained     Other Compr.    Common        Paid-In
                                  Total          Income       Earnings        Income        Stock        Capital
                               ----------     -----------    ----------    -----------     ---------     ---------
Beginning balance             $13,914,675    $               $8,047,310      $328,577      $5,054,440    $484,348

Comprehensive Income:
 Net Income                     1,182,595       1,182,595     1,182,595
 Other comprehensive income,
  net of tax: Unrealized
 (loss) on securities
  available for sale:             (48,364)        (48,364)                    (48,364)
                                ---------       ---------                    ---------
 Total comprehensive income,
  net of tax:                                 $ 1,134,231
                                               ==========
Acquisition of common stock       (60,893)                                                 (14,925)      (45,968)
Issuance of common stock           28,500                                                   16,400        12,100
Dividends declared               (264,826)                     (264,826)
                                ---------                      --------      ---------     --------      --------
Ending balance                $14,751,687                    $8,965,079     $ 280,213    $5,055,915     $450,480
                               ==========                     =========      =========    =========      ========




                                     Page 6


PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.) 9/98-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

1.   Chesapeake Financial Shares, Inc. ("CFS) owns 100%
of Chesapeake Bank (the "Bank").  Two additional
subsidiaries, Chesapeake Mortgage Company, Inc. and
Chesapeake Insurance Agency, Inc. (t/a Chesapeake
Investment Services) are wholly-owned subsidiaries of
CFS and the Bank, respectively.   The Bank also is the
100% owner of CNB Properties, Inc. CFS chartered
Chesapeake Financial Group, Inc. (CFG) on August 31,
1998. The purpose of CFG is to provide investment advice and management to the upscale customer. The consolidated financial statements include the accounts of CFS and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated.

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

     The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. The potential common stock will not have a significant impact on net income. The number of shares used in the calculation for September 30, 1998 reflects a 20% stock dividend paid on October 15, 1997.
There was a second 20% stock dividend issued on October
15, 1998 that is NOT included in this calculation.

                                 September 30, 1998     September 30, 1997

Weighted average number of common
 shares, basic                            1,011,110              1,007,028
Effect of dilutive stock options             58,371                 32,424
                                          ---------              ---------
Weighted number of common shares
 and dilutive potential common
 stock used in diluted EPS                1,069,481              1,039,452

Securities

 a. Securities Held to Maturity- Securities classified as held to maturity are those debt securities CFS has both the intent and the ability to hold to maturity regardless of changes in general economic conditions.
    These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. CFS held no assets classified as Held to Maturity at December 31, 1997 or September 30, 1998.




                       Page: 7


PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.) 9/98-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

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

     c. Trading Securities- Trading securities, which are generally held for short term in anticipation of market gains, are carried at fair market value.
Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no assets classified as Trading Securities at December 31, 1997 or September 30, 1998.

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





                        Page: 8


PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.) 9/98-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

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

     In June 1998, the Financial Accounting Standards
Board issued Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's financial statements. This statement is effective for years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard by January 1 ,2000.

     In March 1998, the American Institute of Certified
Public Accountants (AICPA) issued Statement of Position
("SOP") 98-1, Accounting for the Costs of Computer
Software Developed or Obtained  for Internal Use."
This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal use software costs once certain criteria are met. This statement is not expected to have a material impact on the Company's financial statements.

     In April 1998, the AICPA issued SOP 98-5,
"Reporting on the Costs of Start Up Activities," which requires the costs of start up activities and organization costs to be expensed as incurred. This statement is effective for the fiscal year 1999 financial statements. This statement is not expected to have a material impact on the Company's financial statements.





                        Page: 9


PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/98-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
Condition or Plan of Operation     (Unaudited)

A.  Summary - liquidity and capital resources

     Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. Management's primary sources of liquidity continue to be federal funds sold, short term borrowing from Federal Home Loan Bank
Atlanta, securities maturing within one year, and principal payments from mortgage securities. The repayment and sale of loans also provides liquidity.
The total of federal funds sold, securities maturing within one year, and estimated principal payments on mortgage-backed securities within one year at September
30, 1998 was approximately $10,571,000, compared to $7,789,000 one year ago and $12,066,000 at December
31,1997.

     The liquidity ratio at September 30, 1998 was 30.4%, compared with 29.7% one year ago. This ratio is arrived at by dividing net liquid assets (sum of total
Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment
Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management has found in the past that 18% represents a sufficient level of liquidity to meet cash needs.

     Management believes capital is adequate to meet current needs. Unencumbered capital (total capital net of accumulated other comprehensive income less intangibles plus reserves) as a percent of total adjusted assets (total assets less intangibles plus reserves) was 9.4% at September 30, 1998 and 9.3% at December 31, 1997, for CFS.

     Chesapeake Financial Shares and Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%. At September 30, 1998 and December 31, 1997 the consolidated ratio of Tier 1 risk based capital to risk-adjusted assets was 12.0% and 12.2%, respectively. Total risked based capital to risk weighted assets was 13.3% and 13.5% at September 30, 1998 and December 31, 1997, respectively.
Tier one leverage capital was 8.5% and 8.5% at September 30, 1998 and December 31, 1997, respectively.




                      Page: 10


PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/98-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
Condition or Plan of Operation         (Unaudited)

B.  Results of operations:

     Earnings Summary:

     Net income was $1,182,595 for the nine months ended September 30, 1998, compared with income of $1,306,494 for the same period in 1997. On a fully diluted per share basis, the net profit was $1.11 for the first nine months, compared with $1.26 per share for the same period in the prior year. The decrease in earnings resulted primarily from a $405,309 or 39.9% increase in other expenses. Net interest income before provision increased $575,186 or 13.1% and noninterest income increased $689,142 or 31.4%. The Company experienced a net increase in noninterest expense
(which includes other expense) of $1,415,784 or 29.7%.
Please see the section that follows on noninterest expense.

     Net Interest Income:

     Chesapeake Financial Shares' results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At September 30, 1998, the Company's interest-earning assets exceeded its interest-bearing liabilities by approximately $15.2 million, compared with a $16.4 million excess one year ago.

     Net interest margins are 4.60% at September 30, 1998 compared to 4.58% at September 30, 1997. The March
97 increase in the New York prime rate had a positive impact on margins during the second quarter of 1997 as prime-adjusted loans repriced at generally higher levels. Margins narrowed since then as our loan to deposit ratio has dropped from over 76% at June, 1997, to under 70% at the end of the third quarter of 1998.
Management has reduced deposit rates on all products during the first and third quarters of 1998 in response to reduced loan demand and changes in the short term interest rate environment. These changes have contributed to the improved margins.

     However, there has been significant growth in deposits in all of the trade areas due, in part, to the large bank "merger-mania" and apparent customer dissatisfaction with that banking sector. A significant portion of this deposit growth has been noninterest bearing. Offsetting this will be the effect of loans with interest rates that are tied to prime repricing at lower rates which will negatively impact margins in the future

Provision for Loan Losses:

     The loan loss provision is a charge against earnings necessary to maintain the reserve for loan losses at a level consistent with management's evaluation of the credit quality and risk adverseness of the portfolio. Management makes a quarterly evaluation as to the adequacy of the current loan loss reserve. Management's detailed analysis as of September 30, 1998 supports the adequacy of the current loan loss level of $1.8 million.

     Chesapeake Bank's management maintains a reserve for loan loss that they feel represents a conservative estimate of potential losses in the Bank's loan portfolio. The methodology incorporates subjective factors into the evaluation of the adequacy of the ALLL such as:


                       Page: 11


PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/98-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
Condition or Plan of Operation            (Unaudited)

  o   The effect of volume and trends in
       delinquencies and nonaccrual loans.
  o The effect of trends in portfolio volume, maturity, and composition.
  o An estimate of future loss on all significant loans and assessment of underwriting and lending policies and procedures including those for charge off, collection and recovery.
  o   Experience, ability and depth of lending management and staff.
  o The effect of national and local economic conditions and downturns in specific industries.
  o Concentrations of credit that might affect loss experience across one or more components of the portfolio.
  o   The results of any independent reviews of the portfolio.

     The loan loss reserve is 1.7% of gross loans as of September 30, 1998 and December 31, 1997.

     Noninterest Income:

     Noninterest income is up 31.4% or $689,142 from the same period last year. Chesapeake Bank's Business
Manager product generated $672,604 in gross revenue for the first nine months ended September 30, 1998, compared to the same period last year of $422,045.
Managed assets in the business manager program were $7,525,110 at September 30, 1998, and $4,126,141 at
September 30, 1997.

     The merchant card program has generated $486,035 or 92.1% more in gross revenue through September of this year than in the same period last year due to an increased customer base. Trust income is up 14.7%, or $103,804, from September 30, 1997. This increase was due to volume increases in total managed assets, fee structure changes, and the general level of business.
Other income is up 43.1% or $114,744 due primarily to increases in fees on the sale of mutual funds and annuities.

     The ATM fee income to date is $138,196, down slightly from $153,294 of one year ago. The Bank has 13
ATMs operational as of the end of  September, 1998. The
Bank charges a nominal fee for use of its ATMs by non-customers. This practice started in July of 1996 and covers most of the ATMs. Chesapeake's management changed the ATM processing to an in-house system at the beginning of September, 1997. This has improved operating costs (down 19.7% or $41,229 from one year ago) and control of the Bank's ATMs. Driving the ATMs in-house has also reduced "float" and the withdrawal limit exposure for the Bank reducing overall risks inherent in an ATM operation.





                       Page: 12


PART I.  Item 2. - FINANCIAL INFORMATION (cont'd.) 9/98-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
Condition or Plan of Operation                (Unaudited)

Noninterest Expenses:

     Employee salary expense amounted to $2,225,584 and $1,788,165 for the nine months ended September 30, 1998 and 1997, respectively. Management opened a new office in the City of Williamsburg (the Lafayette Street
Office) in June of 1998 and a leasing specialist was added during the first quarter of 1998. This was the third Williamsburg office. We have also hired an Investment Advisor for the Chesapeake Financial Group.
Benefits expense is up 3.3% or $14,373 from September
30, 1997.

     Occupancy expenses are up 20.3% or $179,546 from September 30, 1997 primarily due to maintenance expenses at branches and the acquisition/development and maintenance of the School Street property in Kilmarnock. This building was occupied on the first of October. The building houses the Operations Center Loan
Processing Center, Administrative Support, and Data
Processing/Operations. Equipment maintenance as well as insurance costs have also increased.

     Merchant Card expenses are up 98.0% due to increased volume in the program. The merchant card program was break even at the end of September 1998.
ATM expenses are down due to the reduced costs of providing service through the in-house system and removing low volume ATM's from service. As of this report date the Bank has 13 ATM/cash dispensers in operation. Three were completed by December 31, 1994 in the Hayes office, the Gloucester Winn-Dixie Office and a cash dispenser at Cobbs Creek, in a convenience store. During 1995 Chesapeake Bank installed ATMs at the Kilmarnock office, James City County Winn-Dixie office, in front of the Best Value department store in Mathews, in a convenience store at Glenns, in the lobby of the Rappahannock General Hospital.

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

     Other expenses were $1,420,977 for the nine month period ended September 30, 1998, compared with $1,015,688 for the same period one year ago. Increases in this area are primarily related to increases in advertising expenses, start up expenses for the leasing product, credit/debit card loss provision, and the opening of the new Lafayette Street office.

     At the end of June, 1998 the Bank (along with a large brokerage firm and several banks of various sizes) was a victim of a credit card fraud scheme that operates world wide. The Bank is processing claims for reimbursement within the credit card system. Based on information available at this reporting date management has written off $214,000 during the third quarter.
Steps have been taken to prevent further losses and exposure to such future losses. Any future additional write-offs are expected to be minimal.



                       Page: 13


PART I.  Item 2. - FINANCIAL INFORMATION (cont'd.) 9/98-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
Condition or Plan of Operation                     (Unaudited)

     Assets and Loans:

     At September 30, 1998, Chesapeake Financial Shares had total assets of $171.3 million, up 4.5% from $163.9 million at December 31, 1997 and up 9.7% from $156.1 million of one year ago. Management has budgeted for a 4.9% growth in total assets for 1998.

     Total loans (gross) at September 30, 1998 were
$105.3 million, representing an increase of 1.4% from December 31, 1997, when loans were $103.8 million.
Chesapeake Bank's loan quality is good as the following table shows. Management is confident that no serious delinquency trends are developing.

                                      9/30/98        12/31/97

          Nonaccrual loans          $ 670,674       $ 581,000
          90 days past due              1,419          13,698
          Restructured loans                0               0
                                     ________        ________
          Totals                    $ 672,093       $ 594,698

     Management is also confident there will be no loss incurred as the Bank is well secured on these assets.
There are no impaired loans outstanding at the end of either period.

     Chesapeake Bank has experienced greatly reduced loan charge offs and increased recoveries as the credit quality has improved and effective collection techniques are used. Year to date charge offs through September 30, 1998 were $23,467 as compared to $36,253 as of September 30, 1997. Recoveries through September
30, 1998 were $18,348 as compared to $27,952 as of
September 30, 1997.

     Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director's Loan Review Committee. There have been no material changes in the concentrations of credit within the past three months which would warrant above average additions to the reserve. The Bank's only concentrations of credit greater than 70% of capital are in residential real estate (106% of total capital), individual consumer (112% of capital), the retail sector (76% of total capital), and the hospitality sector (74% of total capital). Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

     The Bank's Other Real Estate Owned (OREO) portfolio currently has two properties with a total carrying value of $245,000. Bank management is currently marketing these properties. The Bank also has one repossessed asset valued at $1,300.





                       Page: 14


PART I.  Item 2. - FINANCIAL INFORMATION (cont'd.) 9/98-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
Condition or Plan of Operation                      (Unaudited)

     Deposits:

     Deposits are up 2.1% or $3.2 million from $147.5
million at December 31, 1997. Deposits were $150.7 million and $140.1 million at September 30, 1998 and September 30, 1997, respectively. Competition for deposit dollars has not been as keen this quarter as the record performance of the stock market and the correction that followed has made some money run to the quality of the certificate of deposit. The current low inflation rate has helped this process.

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

     The Bank's mainframe hardware and banking software are currently Year 2000 compliant. Management is performing independent tests on the banking application software in October of 1998. The majority of the other vendors have been contacted and have indicated that their hardware/software will be Year 2000 compliant.
Testing has been or will be performed on all other systems and hardware for compliance. While there may be some additional expenses incurred during the next two years, Year 2000 compliance is not expected to have a material effect on the Company's consolidated financial statements.

     Bank management recognizes the potential credit risk within the commercial portfolio for Year 2000 noncompliance. Management has mailed a certification request to all commercial credit customers with relationships greater than $50,000 to verify Year 2000 compliance or that they have a plan to be compliant.
Bank sponsored public seminars on the issues have been conducted in all trade areas and informational mailings will go to all customers.

     The Bank has completed a Phase I and a Phase II
Y2K Federal Examination. As a result of these examinations management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations of the Bank or Holding Company. Additionally, many of the Bank's security systems, such as vaults, alarms, and other functional equipment, have been identified as potential sources of year 2000 problems and are in the process of being tested, with the help of the manufacturers, to confirm year 2000 compliance.

     Bank management has made several estimates about costs, performance of other parties, and assumptions of future events related to the Y2K issue. Many specific factors or events may cause results significantly different than those management has anticipated.
Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability of third party vendors to correct their software and hardware, and similar uncertainties. While management believes that it is taking the necessary steps to resolve its year 2000 issues in a timely manner, there can be no assurance that there will be no year 2000 problems. If any such problems occur, management will work to solve them as quickly as possible. At present, management does not expect that any such problems will have a material adverse effect on its business.


                        Page: 15


PART II.  Item l. - OTHER INFORMATION 9/98-10QSB
Chesapeake Financial Shares, Inc.
Legal Proceedings

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

     Chesapeake Financial Shares' Board of Directors declared a stock dividend to be effected in the form of a stock split at their regular meeting in July, 1998.
The 6 for 5 stock dividend was to be issued to shareholders of record on October 1, 1998. It was payable on or about October 15, 1998. As a result
202,154 shares were issued and $2,230.20 was paid in cash as a result of fractional shares.




                       Page: 16


PART II.  Item 6.  - OTHER INFORMATION 9/98-10QSB
Chesapeake Financial Shares, Inc.
Exhibits and Reports on Form 8-K
(Unaudited)

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





                       Page: 17


SIGNATURES
Chesapeake Financial Shares, Inc.               SEC 10-QSB 9/98

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           Chesapeake Financial Shares, Inc.
                     (Registrant)



        11/12/98
         (Date)                   (Signature)
                            Douglas D. Monroe, Jr.
                       Chairman and Chief Executive Officer



        11/12/98

         (Date)                   (Signature)
                                John H. Hunt, II
                       Secretary and Chief Financial Officer









                       Page: 18