Form 10-K
period 1998-12-31
CHESAPEAKE FINANCIAL SHARES INC
filed 1999-03-30
CIK 847538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                    FORM 10-KSB

 [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the fiscal year ended December 31, 1998.

                         Commission file number 0-18543

                        CHESAPEAKE FINANCIAL SHARES, INC.
                        ---------------------------------
                  Virginia                                  54-1210845
           (State or other jurisdiction of             (I.R.S Employer
           incorporation or organization)              Identification No.)

            19 N. Main St., Kilmarnock, VA                         22482
           ---------------------------------------               ---------
           (Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code: (804) 435-1181

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock ($5.00 par value)
                         ------------------------------
                                (Title of Class)

           Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No________

           Check if there is no disclosure of delinquent filers in response to
           Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

           State Issuer's Revenues for its most recent fiscal year $16,601,324.

           As of March 2, 1999 the aggregate market value of Common Stock of Chesapeake Financial Shares, Inc. held by nonaffiliates was approximately $8,430,535 based upon the average sales price per share known to management during January and February 1999.

           Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 1, 1999.

            Class                               Outstanding at March 1, 1999
            -----                               ----------------------------
           Common Stock, $5.00 par value                1,237,439

                             DOCUMENTS INCORPORATED BY REFERENCE

           The following documents are incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated. (1)Portions of the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated into Part II, Items 5 through 7 of this Form 10-KSB.
           (2)Portions of the definitive proxy statement for the 1999
           Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES__ NO X

                        CHESAPEAKE FINANCIAL SHARES, INC.
                                   FORM 10-KSB
                                      INDEX

                                     PART I

                                                                            Page
                                                                            ----
Item 1.Description of Business............................................     3
Statistical Information................................................... 12-23

Item 2.Description of Property.............................................   24

Item 3.Legal Proceedings....................................................  24

Item 4.Submission of Matters to a Vote of Security Holders..................  24

                                     PART II

Item 5.Market for Common Equity and Related Stockholder
       Matters..............................................................  25

Item 6.Management's Discussion and Analysis or Plan of
       Operation............................................................  25

Item 7. Financial Statements................................................. 25

Item 8.Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure..................................  25

                                    PART III

Item 9.Directors, Executive Officers, Promoters and Control
       Persons; Compliance with Section 16(a) of the
       Exchange Act.......................................................... 25

Item 10. Executive Compensation.............................................. 25

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.......................................................... 25

Item 12. Certain Relationships and Related Transactions...................... 25

Item 13. Exhibits and Reports on Form 8-K.................................... 26

Signatures .................................................................. 27

                                            PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

        Chesapeake Financial Shares, Inc. (the "Company") is an independent, community owned one-bank holding company based in Kilmarnock, Virginia. The Company was incorporated under the laws of the Commonwealth of Virginia in 1982 in connection with the reorganization of Chesapeake Bank (the "Bank", organized in 1900) into a one-bank holding company structure. Today the Company conducts substantially all of its business activities through the wholly-owned subsidiary
- the Bank. Additionally, the Company operates Chesapeake Financial Group, Inc., Chesapeake Mortgage Company, Inc. (Inactive), Chesapeake Insurance Agency, Inc., t/a Chesapeake Investment Services, and CNB Properties, Inc.

        On December 31, 1998, the Company and its subsidiaries had 101 full-time equivalent employees.

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

        The Bank has grown to provide a full range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, commercial, residential real estate and consumer loan services, safekeeping services and trust and estate services. Other products include Touch Tone Teller and Touch Tone Loan 24 hour access services and annuity and brokerage services. The Bank is a member of the Federal Reserve System and its deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation.

        Total assets have increased 10.9%, 14.7%, and 8.9% for each of the years 1998, 1997 and 1996, respectively. At December 31, 1998, total loans amounted to $109.4 million, a 7.1% increase from $102.1 million in total loans at December 31, 1997, which was a 12.9% increase from the previous year-end total of $90.4 million at December 31, 1996. Growth in total deposits has followed a similar pattern with increases of 7.5%, 15.6%, and 11.6% during 1996, 1997 and 1998, respectively.

        The Bank operates ten banking offices and thirteen ATMs. The Bank expanded its market area to the James City County/Williamsburg area in May 1995 with the opening of its James City County Winn-Dixie office. In May 1996, the Bank opened its Five Forks/Williamsburg Office. The third full service banking facility in Williamsburg opened in June 1998 on Lafayette Street, near Merchant Square. This branch functions as a regional office and houses Chesapeake Financial Group, Inc. and Chesapeake Investment Services.

        The Bank's existing market area covers most of the area north of the Rappahannock River and south of the Potomac River known as the "Northern Neck", the area bounded on the south by the York River and on the north by the Rappahannock River, known as the "Middle Peninsula", and the Williamsburg area north of the James River.

        The Bank's current market area is largely rural. The principal business activities are primarily related to the small commercial enterprises and residential real estate due to the area's popularity as a retirement and summer home location. The growth of the York County - James City County/Williamsburg - Hampton triangle has provided additional commercial and residential business activity which diversifies revenue sources.

        With the exception of the Bank's Westminster Canterbury Office, the Gloucester Winn-Dixie Office, the James City County Winn-Dixie Office, and the Five Forks Office, the Bank's Main Office and branch offices are held in fee, free of any encumbrances. The Westminster Canterbury Office is leased under an agreement that expires May 31, 2000. The Gloucester and the James City County branches occupy facilities rented from Winn-Dixie Raleigh. The initial Gloucester lease on the premises expires in October of 1999, and the James City lease expires May of 2000. Both Winn-Dixie contracts have two five year renewals.
The Five Forks Office lease expires December 31, 2000.

        The Bank's branch offices are located as follows:
Gloucester Winn-Dixie Office        Hayes Office                 Lively Office
Route 17                            Route 17                     Lively
The Shoppes at Gloucester           Hayes Shopping Center
Gloucester                          Hayes

Rappahannock Westminster            Kilmarnock Office            Mathews Office
Canterbury Office                   97 North Main Street         Mathews Courthouse
Irvington                           Kilmarnock                   Mathews

Irvington Office                    James City County            Five Forks Office
Irvington                           Winn-Dixie Office            Rt5 & Ironbound Rd
                                    Williamsburg                 Williamsburg

Lafayette Street Financial Center
1229 Lafayette Street
Williamsburg


        The Company acquired a 2.647 acre commercial property (formerly the Colonial Store complex) on School Street in Kilmarnock on January 2, 1998. The long term debt is secured by this property. The building is approximately 27,000 square feet. Just over one half of the space is rented to three tenants, Advance Auto, deMedici's Fine Italian Restaurante, and Rappahannock General Hospital. The remaining space is being used by the Administrative Support, Operations, and Loan Processing Center. The vacated space will be sold (1 North Main Street) or sub-let (19 North Main Street). The space at 19 N. Main Street is leased under an agreement that expires on April 1, 2002 and has a five year renewal.

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

THE INVESTMENT COMPANIES

        Chesapeake Financial Group, Inc. ("CFG") was incorporated August 31, 1998 and opened for business at year end. CFG has established unique partnerships with premier investment managers to offer superior portfolio management coupled with highly customized service to high net worth individuals and institutions.

        Chesapeake Insurance Agency, Inc., formerly T/A Chesapeake Title Company, (the "Title Company"), which is a wholly-owned subsidiary of the Bank, completed its ninth year of operations as a title company in 1995. The Title Company has also had the operations area consolidated with the Bank and provides referrals to other companies for title insurance services. Chesapeake Insurance Agency, Inc is now T/A Chesapeake Investment Services ("CIS") and offers annuity products (fixed and variable), mutual funds and discount brokerage products. The Bank, the Trust Department, CIS, and CFG combine to offer services for every financial need.

OTHER ENTITIES

        CNB Properties, Inc. was formed September 23, 1991, to provide a corporate vehicle to buy and hold properties (such as foreclosures) on a temporary basis. There has never been more than one property held at any point in time and never more than several months.

LENDING ACTIVITIES

        The Company provides a wide range of commercial, real estate, and consumer loan services through the Bank.

        REAL ESTATE LENDING. The Bank's second largest loan category is its real estate loan portfolio, (both mortgage and construction lending) which amounted to $38.5 million at December 31, 1998, or 34.5% of the Bank's total loan portfolio. The Bank offers permanent fixed and adjustable rate first mortgage loans on one-to-four family residential properties. Most of the long-term fixed rate mortgages and the adjustable rate mortgages are underwritten and documented in accordance with the guidelines of the Federal Home Loan Mortgage Corporation and are sold in the secondary market within fifteen to sixty days after the loan closing date.

        The Bank emphasizes the origination of adjustable rate mortgages in order to increase the proportion of the Company's total loan portfolio with more frequent repricing. At December 31, 1998, 46.7% of the mortgage portfolio was subject to repricing or maturing within twelve months.

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

        Construction loans afford the Bank the opportunity to charge higher loan origination fees, to increase the frequency of repricing of its loan portfolio and to earn yields higher than those obtainable on adjustable-rate loans secured by existing one to four family residential properties. These higher yields reflect the higher risks associated with construction lending, principally the difficulty in evaluating accurately the total funds required to complete a project and the post-completion value of the project. As a result, the Bank places a strong emphasis upon the borrower's ability to repay principal and interest.

        CONSUMER LENDING. As the competitive and regulatory environments have changed, the Company has sought to expand its retail banking services to complement the range of traditional consumer services already offered. The Bank has maintained emphasis on consumer loans (a 31.4% increase over 1997 and an 11.8% increase in 1997 over 1996) because of their attractive yields and repricing characteristics. The Bank currently originates a variety of consumer loans, including lines of credit secured by owner-occupied real estate, real estate equity loans, boat loans, loans secured by deposits, unsecured loans and automobile loans. The Bank's consumer loan portfolio was approximately $21.4 million at December 31, 1998, or 19.2% of its total loan portfolio.

        Consumer loans generally are considered to entail greater risk than residential mortgage loans secured by first liens on owner-occupied properties. The Bank's underwriting and screening processes have been designed to reduce this risk and have, to date, limited the Bank's consumer delinquency rate to levels below industry averages. At December 31, 1998, only 0.31% of the Bank's consumer loan portfolio was 30 days or more delinquent.

        COMMERCIAL LENDING. Commercial lending activities to the Bank's commercial, industrial, agricultural, and governmental customers include the making of asset-based and other secured loans, making unsecured loans, and offering demand and term loans. Management believes commercial loans offer the potential for better yields and repricing characteristics than most other types of loans. At December 31, 1998, the Bank's commercial loan portfolio amounted to $49.1 million, or 44.1% of its total loan portfolio. See Note 3 to the Financial Statements for a breakdown of the major loan classifications. Of the $49.1 million of commercial loans at December 31, 1998, 64.7% of such loans either matured or were subject to repricing within one year. (see Table 4 at page 16).

        Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his employment and other income, commercial loans generally involve more risk. Commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of its business and are generally secured by business assets, such as accounts receivable, equipment, and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. At December 31, 1998, 94.6% of the commercial loans were secured by some form of collateral and 0.45% of the Bank's commercial loan portfolio was 30 days or more delinquent. See Table 6 at page 18 showing the amount of commercial loans charged off during 1998 and 1997.

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

        The Company considers all consumer installment loans and residential mortgage loans to be homogeneous loans. These loans are not subject to impairment under FASB 114. A loan is considered impaired when it is probable that the Company will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired, if the factors above indicate a need for impairment. A loan on nonaccrual status may not be considered impaired, if it is in the process of collection or there is an insignificant shortfall in payment. An insignificant delay of less than 30 days or a shortfall of 5% of the required principal and interest payment generally does not indicate an impairment situation, if in management's judgment the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualifies as an impaired loan under FASB 114. Charge-offs for impaired loans occur when the loan, or portion of the loan is determined to be uncollectible, as is the case for all loans. The Company had no loans subject to FASB 114 at December 31, 1998, 1997, and 1996.

LONG-TERM DEBT

        See Note 5 to the Financial Statements for information concerning term loan agreements of the Company.

COMPETITION

        The Bank is subject to intense competition from various financial institutions and other companies or firms that offer financial services. In its market area, the Bank is and will be competing with several regional banking institutions, including First Virginia Bank, Wachovia Bank, SunTrust Bank, NationsBank, and First Union. The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and with issuers of commercial paper and securities, such as money market and mutual funds. In making loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders. Federal and state legislative changes in recent years have significantly increased competition among financial institutions, and current trends towards further deregulation may be expected to increase such competition even further. Many of the financial organizations in competition with the Company have greater financial resources than the Company and are able to offer similar services at varying costs with greater loan capacities.

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

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorizes the Federal Reserve Board to permit adequately capitalized and adequately managed bank holding companies to acquire all or substantially all of the assets of an out-of-state bank or bank holding company, subject to certain conditions including nationwide and state concentration limits. Effective June 1, 1997, banks also are able to branch across state lines (unless state law would permit such interstate branching at an earlier date), provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Virginia has adopted legislation that permits branching across state lines effective July 1, 1995, provided there is reciprocity with the state in which the out-of-state bank is based.

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

        CAPITAL REQUIREMENTS. The Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC") and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least, half of the total capital is required to the "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 1998 were 11.3% and 12.6%, respectively, exceeding the minimums required.

         In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets). These guidelines provide for a minimum ratio of 3% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. The leverage ratio of the Company as of December 31, 1998, was 8.4%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

        The Bank is subject to various statutory restrictions on its ability to pay dividends to the Company. Under the current supervisory practices of the Bank's regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. Under these supervisory practices, at December 31, 1998, the Bank could have paid additional dividends to the Company of approximately $1.9 million, without obtaining prior regulatory approval. The payment of dividends by the Bank or the Company may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe and unsound practice. .

        Under the federal law, insured depository institutions such as the Bank are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the statute). Based on the Bank's current financial condition, the Company does not expect that this provision will have any impact on its ability to obtain dividends from the Bank.

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

        As an institution with deposits insured by the BIF, the Bank also is subject to insurance assessments imposed by the FDIC. The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institutions may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF that are "well capitalized," are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. However, because the legislation enacted in 1996 requires that both Savings Association Insurance Fund insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, the FDIC is assessing BIF-insured deposits an additional 1.30 basis points per $100 of deposits to cover those obligations.


     OTHER SAFETY AND SOUNDNESS REGULATIONS. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of Federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the BIF. The FDIC's claim for reimbursement is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

     The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The FDIA requires that the federal banking agencies establish five capital levels for insured depository institutions - "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." It also requires or permits such agencies to take certain supervisory actions should an insured institution's capital level fall. For example, an "adequately capitalized" institution is restricted from accepting brokered deposits. An "undercapitalized" or "significantly undercapitalized" institution must develop a capital restoration plan and is subject to a number of mandatory and discretionary supervisory actions. These powers and authorities are in addition to the traditional powers of the Federal banking agencies to deal with undercapitalized institutions.

     Federal regulatory authorities also have broad enforcement powers over the Company and the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors.

OTHER

        Please see the "Year 2000 Readiness Disclosure" at page 33 of the Company's Annual Report to Shareholder's.

        During the first quarter of 1997, the Bank satisfactorily completed a Consumer Compliance Examination and a Community Reinvestment Act Examination performed by the Federal Reserve Bank of Richmond. As of June 9, 1997, the Bank and the Company satisfactorily completed a Safety and Soundness Examination performed by the Bureau of Financial Institutions, State Corporation Commission, Commonwealth of Virginia. In December of 1997 the Company satisfactorily completed a Transfer Agent Examination and the Bank satisfactorily completed a Phase I and Phase II Year 2000 Examination, all performed by the Federal Reserve Bank of Richmond. As a result of these examinations management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

ITEM 1.  STATISTICAL INFORMATION

        The following statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

                                            INDEX
                                                                       Page

TABLE 1.       Average Balance Sheets, Net Interest Income, and Rates.13-14

TABLE 2.       Analysis of Change in Net Interest Income..............   15

TABLE 3.       Types of Investment Securities.........................   16

TABLE 4.       Maturity Schedule of Selected Loans as of Dec. 31, 1998   17

TABLE 5.       Risk Elements..........................................   18

TABLE 6.       Summary of Reserve for Loan Losses.....................   19

TABLE 7.       Allocation of the Reserve for Loan Losses..............   20

TABLE 8.       Deposits...............................................   20

TABLE 9.       Return on Equity and Assets............................   21

TABLE 10.      Short Term Borrowing...................................   21

TABLE 11.      Interest Sensitivity Analysis..........................   22

TABLE 12.      Analysis of Capital....................................   23

                                           TABLE 1
                   AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

        The following table depicts interest income on earnings assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated.


                                                   Year Ended December 31,

                                      1998                    1997
                                      ----                    ----
                                     Annual                  Annual
                          Average  Income/   Yield/ Average  Income/   Yield/
                          Balance  Expense    Rate  Balance  Expense    Rate
                          -------  -------    ----  -------  -------    ----
                                                   (Dollars in Thousands)
Assets:
Securities:
Taxable                   $34,234   $1,886  5.51%   $26,383   $1,636  6.20%
Tax-exempt(1)              11,749      605  7.80     11,211      589  7.96%
                           ------   ------         --------    -----
Total securities           45,983    2,491  6.10     37,594    2,225  6.72%
Loans (net of unearned income):
   Taxable(2)             103,215    9,962  9.65     94,841    8,872  9.35%
   Tax-exempt               2,567      205 12.10      2,174      166 11.57%
                           ------   ------         --------    -----
Total  loans              105,782   10,167  9.71     97,015    9,038  9.40%
Federal funds sold and
repurchase agreements       1,702       89  5.23      1,050       58  5.52%
Interest-bearing deposits
in other banks                346       16  4.62        586       40  6.83%
                           ------      --- -----      -----   ------ ------
Total earning asset
                          153,813   12,763  8.57%   136,245   11,361  8.62%
Less:  allowance for loan
   losses                  (1,806)                  (1,678)
Total nonearning assets    19,261                   14,381
                          -------                   -------
Total assets             $171,268                 $148,948
                         --------                 --------

                   AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

                                              Year Ended December 31,

                                      1998                    1997
                                      ----                    ----
                                     Annual                   Annual
                          Average   Income/   Yield/ Average Income/    Yield/
                          Balance  Expense    Rate  Balance  Expense    Rate
                          -------  -------    ----  -------  -------    ----
                                                   (Dollars in Thousands)
Liabilities and Shareholder's Equity:
Interest-bearing deposits:
   Checking                $27,170   $  728  2.68%   $21,022    $ 508  2.42%
   Regular savings          12,305      332  2.70     11,437      308  2.69
   Money market savings
                             6,189      178  2.88      5,980      174  2.91
Certificates of deposit:
$100,000 and over           16,908      897  5.31     15,131      851  5.62
Under $100,000              70,205    3,932  5.60     63,236    3,504  5.54
                            ------   ------  ----     ------    -----  ----
Total interest-bearing
        deposits           132,777    6,067  4.57    116,806    5,345  4.58
Federal funds purchased
   and securities sold under
   agreements to repurchase
                               648       36  5.56        849       51  6.01
Other borrowing                884       49  5.54        216       11  5.09
                              -----      ---  ----      -----      ---  ----
   Total interest-bearing
      liabilities          134,309    6,152  4.58%   117,871    5,407  4.59%
Noninterest bearing liabilities:
   Demand deposits          21,141                    16,612
   Other liabilities         1,462                     1,599
                            ------                     -----
Total liabilities          156,912                   136,082
Shareholders' equity        14,355                    12,866
Total liabilities and share-
   holders' equity        $171,267                  $148,948
Net interest income/yield             $6,611 4.57%              $5,954  4.65%
Interest rate spread                         3.99%                      4.03%

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

                                    1998 vs.1997          1997 vs. 1996
                                Increase (Decrease)     Increase (Decrease)
                                Due to Changes in:(1)   Due to Changes in:(2)
                                ---------------------   ---------------------
                               Volume    Rate  Total   Volume    Rate   Total
                               ------    ----  -----   ------    ----   -----
                                                   (In thousands)
Earning Assets:
Securities:
   Taxable                     $ 399    $(149) $ 250   $  88   $  82   $ 170
   Tax-exempt                     28      (12)    16      56      19      75
Loans
  Taxable                        799      291  1,090   1,032     (88)    944
  Tax-exempt                      31        8    (39)    (32)     23      (9)
Federal funds sold
   and repurchase
   agreements                     34       (3)    31      16       2      18
Interest-bearing deposits
   in other banks                (13)     (11)   (24)      8      13      21
                               ------    ----- ------  -----    ----  ------
Total earning
        assets                $1,278     $124 $1,402  $1,168    $ 51  $1,219
                              ------     ---- ------  ------    ----  ------

Interest-Bearing Liabilities:
   Interest checking          $  161    $  59 $  220  $   12  $   (7) $    5
   Regular savings                23        1     24      10      (1)      9
   Money market savings            6       (2)     4     (21)     (4)    (25)
Time deposits:
      CDS $100,000 or more        87      (41)    46      62       8      70
      CDS Other                  390       38    428     561      21     582
                              ------     ----   ----  ------    ----    ----
Total interest-bearing
   deposits                      667       55    722     624      17     641
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                    (11)      (4)   (15)     22       4      26
Other borrowing                   37        1     38      (6)     (9)    (15)
                                 ---       ----  ---      ---     ---    ----
Total interest-bearing
      liabilities              $ 693    $  52  $ 745   $ 640   $  12   $ 652
                               -----    -----  ------  -----   -----   -----
Change in net interest
   income:                     $ 585     $ 72  $ 657   $ 528    $ 39   $ 567
                               -----     ----  -----   -----    ----   -----

(1) The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The combine effect of changes in both volume and rate which cannot be separately identified has been allocated proportionately to the change due to volume and change due to rate.

                                           TABLE 3
                          SECURITIES HELD FOR RESALE AND INVESTMENT
                           MATURITY DISTRIBUTION AND AVERAGE YIELD


                                                          December 31,
                                                     1998          1997
Book Value:                                               (In thousands)
U.S. Government securities. . . . . . . . .  $29,046             $31,186
State and political subdivisions. . . . . .   12,330              11,473
Other securities. . . . . . . . . . . . .        835                 743
   Total securities                          $42,211             $43,402


Maturities of Securities Held at December 31, 1998


                                                               Over Ten
                                  One      One       Five     Years and
                                 Year        to   Five to Ten  Equity
                                or Less    Years     Years    Securities  Total
                                -------    -----     -----    ---------   -----
                                                   (Dollars in thousands)

U.S. Agency Securities:
   Book value                   $5,973      $20,958    $1,615  $     -  $28,546
   Market value                  5,963       20,664     1,573        -   28,200
   Weighted average yield(1)      4.72%        4.62%     5.16%       -%    4.62%
U.S. Treasury Securities:
   Book value                      500            -          -        -    500
   Market value                    501            -          -        -    501
   Weighted average yield(1)      5.22%           0%         -%       -%  5.22%
State and Political Subdivisions:
   Book value                        -          203      2,165    9,962  12,330
   Market value                      -          209      2,268   10,456  12,933
Weighted average yield(1)            -%        7.42%-     7.91%    8.02%   7.99%
Other Securities:
   Book Value                        -            -          -     835     835
   Market Value                      -            -          -     841     841
Weighted Average Yield(1)            -%           -%         -%   6.26%   6.26%
Total Securities:
   Book value                   $6,473      $21,161     $3,780  $10,797  $42,211
   Market value                  6,464       20,873      3,841   11,297   42,475
   Weighted average yield(1)      4.76%        4.64%      6.73%    7.88%   5.76%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis. The Bank held no issues that exceeded 10% of Shareholder's Equity at December 31, 1998.

                                           TABLE 4
                    LOAN PORTFOLIO AND MATURITY SCHEDULE OF SELECTED LOANS
                                   AS OF DECEMBER 31, 1998


        For the table and accompanying notes addressing the loan portfolio, see "Note 3. Loans" on page 14 of the Annual Report to Shareholders which is incorporated by reference herein (attached as Exhibit 13 to this Form 10-KSB).

        The maturity distribution and rate sensitivity of certain categories of loans as of December 31, 1998 is presented below.

        Management considers the liquidity of the Company to be adequate. Sufficient assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. In addition, secondary sources are available through the use of borrowed funds. See Table 10 at page 18.


                               1 Year or Less    1-5 Years      Over 5 Years
                               --------------    ---------      ------------
                                Fixed Variable  Fixed Variable  Fixed Variable
                                Rate     Rate   Rate     Rate   Rate     Rate
                                ----     ----   ----     ----   ----     ----
                                             (Dollars in thousands)

Commercial and other          $5,649  $26,096 $ 6,242 $ 8,894  $3,104  $    0
Real estate-construction       5,166        0     111       0     191       0
Real estate mortgage             467   12,316     953  17,749   1,518       0
Consumer installment           6,125    1,132   9,250     510   4,361       0
                              ------  -------  ------  ------  ------    ----
   Total                     $17,407  $39,544 $16,556 $27,153  $9,174  $    0
                             -------  ------- ------- -------  ------  ------

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


                                                          December 31,
                                                          -----------
                                                          (Thousands)
                                                     1998        1997
               Nonaccrual loans(1)                 $   202       $ 581

               Restructured loans                        0           0

               Foreclosed properties                   185         245
                                                     -----       -----

               Total nonperforming assets          $   387       $ 826
                                                    -------       -----

               Loans past due 90+ days and
                  accruing interest                $     4       $  14

               Reserve for loan losses
                  to period end loans                  1.8%        1.7%

               Reserve for loan losses to
                  nonaccrual loans                   999.7%      299.5%

               Nonperforming assets to
                  period-end loans and
                  foreclosed properties (2)           0.35%        .80%

               Net charge-offs (recoveries)
                  to average loans                    0.32%      (0.01%)



(1)There were no troubled debt restructurings in 1998 or 1997. The Bank expects to charge off $585,705 in problem loans (fully reserved at December 31, 1998). These loans present potential risk of non-payment and are not included in the numbers above. The Bank expects to collect all other payments due. See the discussion on page 29 of the 1998 Annual Report to Shareholders and Note 3 to the Financial Statements contained therein for additional information on the risk elements associated with the loan portfolio.

(2)As of December 31, 1998, performing loans totaling approximately $4.5 million were identified as potential problem loans through internal loan review systems and procedures. The Bank has specifically reserved for potential losses in these loans as of year end.

        LOAN CONCENTRATIONS: The Bank has no concentration of credit that exceeds 10% of gross loans, except real estate, consumer, hospitality, and the retail sectors.

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

                                                 Year ended December 31,
                                                 -----------------------
                                               1998                1997
                                               -----               ----
                                                  (Dollars in thousands)

        Reserve, beginning of period         $1,740               $1,653

        Loans charged off:
           Commercial                          (330)                 (29)

           Real estate construction               0                    0

           Real estate mortgage                  (0)                  (3)

           Consumer                             (25)                 (10)
                                            -------              --------

        Total loans charged off                (355)                 (42)
                                            --------               ------

        Recoveries of loans previously charged off:
           Commercial                             0                   35

           Real estate - construction             0                    0

           Real estate - mortgage                 7                    0

           Consumer                              12                   19
                                              -----                  ---

        Total recoveries                         19                   54
                                            -------              -------

        Net loans (charged off) recovered
                                               (336)                  12
        Provision for (recovery off) loan losses
                                                620                   75
                                                ---                -----

        Balance, end of period               $2,024               $1,740
                                             ------               ------


        Net charge-offs (recoveries) to average loans
                                              (0.32%)              (0.01%)

                                           TABLE 7
                          ALLOCATION OF THE RESERVE FOR LOAN LOSSES

        The following table provides a breakdown of the allowance for loan losses by major categories of the Company's loan portfolio. See Note 3 to the Financial Statements for the amount of loans in each category.

                                               1998                   1997
                                    Percent of loans            Percent of loans
                                    in each category            in each category
                             Amount  to Total Loans    Amount    to Total Loans
                             ------  --------------    ------    ---------------
                                                   (dollars in thousands)

Commercial                  $1,233            44.1%     $ 366           39.3%
Real estate - construction       0             4.9          0            2.8
Real estate - mortgage         463            29.6      1,154           37.5
Consumer                       299            19.2        220           15.7
Other                           29             0.8          0            0.4
Participations                   0             1.4          0            4.3
                             -----          ------      -----           ----

Total                       $2,024           100.0%    $1,740          100.0%
                            ------           ------     ------         -----


                                           TABLE 8
                                           DEPOSITS

        The average balance and rates for certain categories of deposits for the last two years are shown in the following table:
                                            Year ended December 31,
                                            -----------------------
                                      1998                  1997
                                      ----                  ----
                             Average    Average       Average     Average
                             Balance     Rate         Balance       Rate
                             -------    -------       --------    -------
                                          (dollars in thousands)

Non-interest bearing demand deposits
                             $ 21,141                     $ 16,612
                             --------                     --------
Interest bearing deposits:
  Interest checking            27,170   2.68%        21,022         2.42%
  Regular savings              12,305   2.70         11,437         2.69
  Money market savings          6,189   2.88          5,980         2.91
Time deposits:
  Certificates of deposit $100,000 or more
                               16,908   5.31         15,131         5.62
  Other certificates of deposit
                               70,205   5.60         63,236         5.54
                             --------              --------

Total interest bearing deposits
                              132,777   4.57         116,806         4.58
                             --------               --------

Total deposits        $153,918          3.94%       $133,418         4.01%
                      --------                      --------

        Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 1998 were (dollars in thousands):

                                                     1998
                                                     ----
                      3 months or less             $ 6,073
                      3 - 6 months                   3,144
                      6 - 12 months                  4,763
                      Over 12 months                 1,528
                                                   -------
                         Total                     $15,508

                                           TABLE 9
                                 RETURN ON EQUITY AND ASSETS

        The ratio of net income to average total assets and average shareholders' equity and certain other ratios for the periods indicated are as follows:

                                                    Year ended December 31,
                                                    ----------------------
                                                     1998        1997
                                                     ----        -----

               Return on average assets              0.81%        1.18%

               Return on average equity              9.62%       13.61%

               Dividend payout ratio                24.69%       16.21%

               Average equity to average assets      8.39%        8.63%




                                           TABLE 10
                                     SHORT TERM BORROWING

        The Bank periodically borrows funds through federal funds from its correspondent banks, through securities sold under agreements to repurchase, and through the discount window at the Federal Reserve Bank of Richmond. The borrowings mature daily for cash flow requirements. The borrowed amounts and their corresponding rates during 1998 and 1997 are presented below:

                                                      Year ended December 31,
                                                      -----------------------
                                                      (Dollars in Thousands)
                                                        1998         1997
                                                        ----         ----
Average daily amount outstanding                      $  648       $1,065

Average interest rate                                   5.56%        5.52%

Maximum outstanding at any month end                  $3,500       $3,300

Balance at end of period                              $    0       $1,250


                                                    TABLE 11
                                      INTEREST SENSITIVITY ANALYSIS

                                            December 31, 1998
                                            -----------------
                       Within        90-365        1 to 5      Over
                      90  Days        Days          Years     5 Years      Total
                      --------        ----          -----     --------     -----
                                             (dollars in thousands)
Earnings Assets:
Loans (2)             $ 21,127      $ 37,535        $ 43,610  $  9,174     $111,446
Securities & Time
 Deposits with
 other banks             3,510         6,912          15,895    16,158       42,475
Federal funds sold
 and other short-
 term investments        7,000             -               -         -        7,000
                      --------     ---------       ---------  --------      -------
Total interest
 earning assets
                      $ 31,637      $ 44,447        $ 59,505   $25,332     $160,921
                      --------      --------        --------   -------     --------

Interest-Bearing
 Liabilities:
Interest checking,
 savings and money
 market savings(3)     $ 3,165      $  7,210        $ 45,343     $   0     $ 55,718
Certificates of
 deposit:
   $100,000 and over     5,553         6,715           3,421         -       15,507
   Under $100,000       14,073        39,349          18,706         -       69,583
Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase               0             -               -         -            0
Other borrowing              6            21             123       725          875
                    ---------          -----          ------     -----       ------
Total interest-
bearing liabilities    $24,330      $ 56,218        $ 60,410   $   725     $141,683
                        ------        ------          ------     ------     -------

Period gap            $  7,307      $(11,771)       $   (905)  $24,607    $  19,238

Cumulative gap                      $ (4,464)       $ (5,369)  $19,238
Ratio of cumulative
 gap to total
 earning assets(4)        4.54%        -2.77%          -3.34%    12.30%

(1) The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.

(2) Includes nonaccrual loans.

(3) The Bank's Asset Liability Management Committee has found that interest bearing checking accounts and regular saving accounts are generally not sensitive to changes in interest rates. However, current interest rate levels have warranted placing approximately 5.7% of these balances in the 90 day category.

(4) The Bank's Asset Liability Management Committee monitors interest rate risk using gap analysis and rate shock - market value - duration analysis using regulatory guidelines. The relative risk to earnings based on the gaps in the table above are considered reasonable by management and is within limits established by the Board of Directors.

                                           TABLE 12
                                    ANALYSIS OF CAPITAL *

                                                        December 31,
                                                    1998           1997
                                                    ----           ----
                                                       (thousands)

        Tier 1 Capital:
                Common stock                    $  6,148       $  5,054
         Additional paid in capital                   524           484
           Retained earnings                        8,082         8,064
            Less:  Goodwill                             0             0
                                                   ------       -------
         Total Tier 1 capital                   $ 14,754       $ 13,602


        Tier 2 Capital:
          Allowance for loan losses                 1,633         1,392
          Allowable long-term debt                      0             0
                                                    -----         -----
          Total Tier 2 Capital                      1,633         1,392
          Total risk-based capital               $ 16,387      $ 14,999
                                                 --------        ------

        Risk weighted assets                     $130,167      $111,196


        Capital Ratios:
        Tier 1 risk-based capital ratio              11.3%         12.2%

        Total risk-based capital ratio               12.6          13.5

        Tier 1 capital to average
           adjusted total assets                      8.4           8.5



* See the captioned "Note 17 Regulatory Matters" which is included in Exhibit A at page 22, The Annual Report to Shareholders was filed with the Commission on or about March 10, 1999.

ITEM 2.  DESCRIPTION OF PROPERTY

        The Company owns one property at December 31, 1998 which was purchased on January 2, 1998 that is described in PART I, Item 1, The Bank, however, owns and leases properties as also described in Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS

        The Bank is currently not involved in any material legal proceeding other than ordinary litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

                                           PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
        This information is included in the 1998 Annual Report to Shareholders at page 32 in the section captioned, "Dividend and Market Information".

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        This information is included in the 1998 Annual Report to Shareholders at pages 28-33.


ITEM 7.  FINANCIAL STATEMENTS

        This information is included in the 1998 Annual Report to Shareholders at pages 2-27.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no disagreements between the Company and its independent accountants for the past two years.


                                           PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        This information is incorporated herein by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders at pages 2 through 4 and page 6 thereof.

ITEM 10.  EXECUTIVE COMPENSATION

        This information is incorporated herein by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders at pages 4 through 6 thereof.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        This information is incorporated herein by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders at pages 2 and 3 thereof.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information is incorporated herein by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders at page 7 thereof.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
   (a) Exhibit Index:

        #3(i) Articles of Incorporation and (ii) Bylaws. Incorporated by reference to Exhibits 3.1 and 3.2 of previously filed Registration Statement on Form S-18, Registration No. 33-27825, dated May 15, 1989, as amended.

        #10    Material Contracts.  Exhibits 10.1 - 10.6 are incorporated by reference to Exhibit 10 to previously filed
                 Registration Statement on Form S-18, Registration No. 33-27825, dated May 15, 1989, as amended.

               10.1   Employee Stock Ownership Plan

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

               10.5   Main Street, Kilmarnock Lease Agreement

               10.6   IBM Credit Corporation Equipment Leasing Agreement

               10.8   Ted M. Kattmann Employment Agreement filed herewith

               10.9   John H. Hunt, II Employment Agreement filed herewith

        #13    Annual Report to Security Holders is filed herewith

        #21    Subsidiaries of the Registrant is filed herewith.

        #22    None

   (b)    Reports on Form 8-K. No reports were filed by the registrant during the fourth quarter of 1998.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                            CHESAPEAKE FINANCIAL SHARES, INC.


Date:  March 29, 1999               By /s/ Douglas D. Monroe, Jr.
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


/s/ Douglas D. Monroe, Jr.                                March 29, 1999
    ----------------------
        Douglas D. Monroe, Jr.
        Chairman of the Board and
        Chief Executive Officer

/s/     T. Nash Broaddus                                         March 29, 1999
        --------------------------
        T. Nash Broaddus, Director

/s/     Thomas B. Denegre, Jr.                                   March 29, 1999
        ----------------------
        Thomas B. Denegre, Jr., Director

/s/     Eugene S. Hudnall                                        March 29, 1999
        ---------------------------
        Eugene S. Hudnall, Director

/s/     Katherine W. Monroe                                      March 29, 1999
        -----------------------------
        Katherine W. Monroe, Director

/s/     Robert S. Scheu                                          March 29, 1999
        -----------------------------
        Robert S. Scheu, Director

/s/     William F. Shumadine, Jr.                                March 29, 1999
        -----------------------------
        William F. Shumadine, Jr., Director

/s/     Robert L. Stephens                                       March 29, 1999
        -----------------------------
        Robert L. Stephens, Director

                                         EXHIBIT #13

                               [INSERT 1998 ANNUAL REPORT HERE]




                                         EXHIBIT #21


                                SUBSIDIARIES OF THE REGISTRANT


                                       Chesapeake Bank

                                 Chesapeake Mortgage Company

                                Chesapeake Investment Services

                                     CNB Properties, Inc.

                               Chesapeake Financial Group, Inc.