Form 10QSB
period 1999-03-31
CHESAPEAKE FINANCIAL SHARES INC
filed 1999-05-14
CIK 847538

U. S. Securities and Exchange commission
                Washington, D.C.  20549

                      FORM 10-QSB

 [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
         THE SECURITIES  EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999


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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 12, 1999.

         Class                       Outstanding at May 12, 1999


Common Stock, voting, $5.00 par value            1,236,636
Common Stock, non-voting, $5.00 par value                0


                  CHESAPEAKE FINANCIAL SHARES, INC.

                            FORM 10-QSB

                               INDEX


                   PART I - FINANCIAL INFORMATION

                                                             Page

Item 1.  Financial Statements.................................1-5

     Consolidated Balance Sheets
     March 31, 1999 and December 31, 1998.....................1-2

     Consolidated Statements of Earnings
     Three months ended March 31, 1999..........................3

     Consolidated Statements of Cash Flows
     Three months ended March 31, 1999..........................4

     Consolidated Statement of Changes in Stockholder's Equity
     Three months ended March 31, 1999..........................5

     Notes to Consolidated Financial Statements.................6

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................7-11

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings....................................12

Item 2.   Changes in Securities................................12

Item 3.   Defaults Upon Senior Securities......................12

Item 4.   Submission of Matters to a Vote of Security Holders..12

Item 5.   Other Information....................................12

Item 6.   Exhibits and Reports on Form 8-K.....................13

Signatures.....................................................14





                       Page I


PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.             March 31,     December 31,
Consolidated Balance Sheets                     1999            1998

        ASSETS                                      (Unaudited)
Cash and due from banks....................  $5,434,553      $5,937,686
Federal funds sold.........................   3,200,000       7,000,000
Securities available for sale
 U.S. Treasury securities (book value of
 $0-1999 and $500,187-1998.................           0         501,406
 U.S. Government agencies (book value of
 $29,255,466-1999 and $29,256,182-1998)....  29,207,359      28,200,031
 Obligations of state and political
 subdivisions (book value of
 $12,626,256-1999 and $12,329,705-1998)....  13,286,637      12,932,429
 Other Securities (book value of
 $888,900-1999 and $834,300-1998)..........     888,900         841,050

Loans...................................... 116,162,782     111,445,793
Less: Reserve for loan loss................  (2,081,630)     (2,023,752)
                                            ---------------------------
   Net loans............................... 114,081,152     109,422,041

Bank premises and equipment, net...........   5,968,071       5,247,605
Accrued interest receivable................   1,371,017       1,346,616
Business Manager Assets....................   7,219,938       7,131,665
Other assets...............................   2,392,246       3,300,746
                                            ---------------------------
   Total assets............................$183,049,873    $181,861,275
                                            ===========================



See accompanying notes to consolidated financial statements.  Page: 1


PART I. Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.              March 31,     December 31,
Consolidated Balance Sheets                      1999            1998

LIABILITIES AND SHAREHOLDERS' EQUITY                 (Unaudited)

Deposits
 Noninterest bearing deposits.............. $ 22,471,082     $ 23,830,189
 Savings and interest bearing deposits.....   61,134,577       55,718,469
 Certificates of deposit...................   81,049,344       85,090,543
                                             ----------------------------
    Total deposits.........................  164,655,003      164,639,201

Federal funds purchased....................      500,000                0
Accrued interest payable...................      299,276          303,269
Other liabilities..........................    1,211,558        1,115,825
Note payable...............................      870,198          874,574
                                             ----------------------------
    Total liabilities......................  167,536,035      166,932,869

Commitments and contingent liabilities

Shareholders' equity
 Preferred stock, par value $1 per share;
 authorized 50,000 shares; none outstanding            0                0
 Common stock, voting......................    6,184,755        6,147,995
 Common stock, non-voting..................            0                0
                   voting             non-voting
              3/31/99    12/31/98   3/31/99  12/31/98
             ---------  ---------   -------  --------
Shares auth. 2,400,000  2,400,000   635,000  635,000
Shares o/s   1,236,951  1,229,599         0        0
Paid in capital............................      520,602          523,795
Accumulated other comprehensive income.....      403,923          174,267
Retained earnings..........................    8,404,558        8,082,349
                                              ---------------------------
  Total shareholders' equity...............   15,513,838       14,928,406
                                              ---------------------------
  Total liabilities & Shareholders' equity  $183,049,873     $181,861,275
                                             ============================


See accompanying notes to consolidated financial statements.  Page: 2


PART I. Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                 Three Months Ended
Consolidated Statements of Earnings                    March 31,
                                                1999            1998

     Interest Income                                  (Unaudited)

Interest and fees on loans...............   $ 2,595,407     $ 2,502,453
Interest on federal funds sold...........        34,960          25,818
Interest on time deposits with banks.....         4,013           4,111
Interest on U.S. Treasury securities.....         1,025          22,137
Interest on U.S. Agency Obligations......       343,010         482,527
Interest on obligations of state and
 political subs..........................       178,961         165,158
                                            ___________________________
 Total interest income                        3,157,376       3,202,204

     Interest Expense

Interest on savings and interest
 bearing deposits........................       446,044         267,339
Interest on certificates of deposit......     1,074,948       1,263,193
Interest on federal funds purchased......         3,240          13,617
Other interest expense...................         8,007          12,347
                                             __________________________
    Total interest expense                    1,532,239       1,556,496
                                             __________________________
Net interest income......................     1,625,137       1,645,708
Provision for loan losses................        56,675          54,000
                                             __________________________
Net interest income after provision for
 loan losses.............................      1,568,462      1,591,708
                                             __________________________

     Noninterest Income

Income from fiduciary activities.........        224,558        231,641
Service charges on deposit accounts......        140,892        132,141
Merchant card income.....................        141,767        105,293
ATM income...............................         48,227         43,778
Business manager income..................        262,738        170,985
Other income.............................        115,771        119,180
                                             __________________________
     Total noninterest income                    933,953        803,018
                                             __________________________

     Noninterest Expense

Salaries.................................        751,985        688,451
Employee benefits........................        149,845        158,002
Occupancy expenses.......................        377,519        352,848
Merchant card expense....................        136,321         90,279
ATM expense..............................         62,328         61,939
Business manager expense.................         89,135         67,167
Other expenses...........................        367,822        398,737
                                               ________________________
     Total noninterest expense...........      1,934,955      1,817,423
                                               ________________________
Income before income taxes...............        567,460        577,303
Income taxes.............................        146,256        162,192
                                               ________________________
     Net income..........................    $   421,204   $    415,111
                                               ========================

Earnings per share, basic................          $0.34          $0.34
Earnings per share, assuming dilution....          $0.33          $0.33




See accompanying notes to consolidated financial statements.  Page: 3


PART I. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                 Three Months Ended
Consolidated Statements of Cash Flows                  March 31,
                                                  1999          1998

                                                      (Unaudited)
    Cash flows from operating activities:
Net income..................................   $ 421,204     $ 415,111
Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
 Depreciation and amortization..............     220,580       165,425
 Provision for loan losses..................      56,675        54,000
  (Accretion) of discount and amortization
  of premiums, net..........................     208,237       129,967
 Changes in assets and liabilities:
  Decrease (increase) in accr. interest
   receivable...............................     (24,401)      (15,474)
  Decrease (increase) in other assets.......     701,921      (408,764)
  Increase (decrease) in accrued interest
   payable..................................      (3,993)        2,647
  Increase (decrease) in other liabilities..      95,733       307,454
                                               -----------------------
Net cash provided by (used for) operating
 activities.................................   1,675,956       650,366

     Cash flows from investing activities:
Purchases of securities available for sale..  (6,228,189)   (7,261,460)
Proceeds from sale or call of securities
 available for sale.........................           0       970,207
Proceeds from maturities of securities
 available for sale.........................   5,459,934     2,789,127
Origination of loans available for sale.....  (2,286,650)   (1,522,250)
Proceeds from sale of loans available for
 sale.......................................   2,286,650     1,522,250
Net (increase) decrease in loans outstanding  (4,715,786)     (237,079)
Other capital expenditures..................    (941,046)     (977,490)
                                              ------------------------
Net cash provided by (used for) investing
 activities.................................  (6,425,087)   (4,716,695)
                                              ------------------------

     Cash flows from financing activities:
Net increase (decrease) in demand accounts,
 interest bearing demand deposit accounts
 and savings deposits.......................   4,057,001     3,289,066
Net increase (decrease) in certificates of
 deposit....................................  (4,041,199)    3,516,376
Net increase (decrease) in federal funds
 purchased..................................     500,000    (1,250,000)
Cash dividends..............................     (98,995)      (80,808)
Proceeds from issuance of voting common stock     60,000        18,500
Acquisition of voting common stock..........     (26,433)      (60,893)
Increase in long-term borrowings............           0       900,000
Curtailment of long-term borrowings.........      (4,376)       (6,227)
                                               -----------------------
Net cash provided by (used for) financing
 activities.................................     445,998     6,326,014
Net (decrease) increase in cash and federal
 funds sold.................................  (4,303,133)    2,259,685
Cash and federal funds sold at beginning of
period......................................  12,937,686     7,023,586
                                              ------------------------
Cash and federal funds sold at end of
 period.....................................  $ 8,634,553  $ 9,283,271
                                              ========================




See accompanying notes to consolidated financial statements.  Page: 4


                  Statement of changes in Stockholder's Equity
                        Chesapeake Financial Shares, Inc.
                        Three Months Ended March 31, 1999
                                                                          Accumulated               Additional
                                            Comprehensive    Retained     Other Compr.    Common      Paid-In
                               Total            Income       Earnings        Income        Stock      Capital
                            -----------       ----------    ----------      ---------    ---------   ---------
Beginning balance           $14,928,406       $             $8,082,349      $174,267    $6,147,995   $523,795

Comprehensive Income:
 Net Income                     421,204        421,204         421,204
 Other comprehensive
  income, net of tax:
  Unrealized gain on securities
  available for sale:           229,656        229,656                       229,656
                             ----------        --------                      -------
  Total comprehensive income,
   net of tax:                                $650,860
                                              =========
Acquisition of common stock     (26,433)                                                   (6,440)    (19,993)
Issuance of common stock         60,000                                                    43,200      16,800
Dividends declared              (98,995)                       (98,995)
                              ----------                      ---------      -------      --------    --------
Ending balance               $15,513,838                     $8,404,558     $403,923     $6,184,755   $520,602
                              ==========                      =========      =======      =========    =======





                                   Page 5


PART I. Item 1. - FINANCIAL INFORMATION (cont'd.) 3/99-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

1.   Chesapeake Financial Shares, Inc. ("CFS) owns 100%
of Chesapeake Bank (the "Bank").  Two additional
subsidiaries, Chesapeake Mortgage Company, Inc. and
Chesapeake Insurance Agency, Inc. (t/a Chesapeake
Investment Services) are wholly owned subsidiaries of
CFS and the Bank, respectively.   The Bank also is the
100% owner of CNB Properties, Inc. CFS chartered
Chesapeake Financial Group, Inc. (CFG) on August 31,
1998. The purpose of CFG is to provide investment advice and management to the upscale customer. The consolidated financial statements include the accounts of CFS and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

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

     These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant's 1998 Annual
Report to Shareholders.

3. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. The potential common stock will not have a significant impact on net income. The number of shares used in the calculation for March 31, 1998 reflects a 20% stock dividend paid on October 15, 1998.

                                 March 31, 1999      March 31, 1998
Weighted average number of
 common shares, basic
                                    1,232,136            1,213,266
Effect of dilutive stock options       58,066               69,069
Weighted number of common shares
 and dilutive potential common      ---------            ---------
 stock used in diluted EPS          1,290,202            1,282,362
                                    =========            =========




                          Page: 6


PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 3/99-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation            (Unaudited)

A.  Summary - liquidity and capital resources

     Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. Management's primary sources of liquidity continue to be federal funds sold, short term borrowing from Federal Home Loan Bank
Atlanta, securities maturing within one year, and principal payments from mortgage securities. The repayment and sale of loans also provides liquidity.
The total of federal funds sold, securities maturing within one year, and estimated principal payments on mortgage-backed securities within one year at March 31, 1999 was approximately $13,584,000, compared to $15,729,000 one year ago and $18,072,000 at December
31,1998.

     The liquidity ratio at March 31, 1999 was 28.7%, compared with 33.5% one year ago. This ratio is arrived at by dividing net liquid assets (sum of total
Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment
Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management has found in the past that 18% represents a sufficient level of liquidity to meet cash needs.

     Management believes capital is adequate to meet current needs. Unencumbered capital (total capital net of accumulated other comprehensive income less intangibles plus reserves) as a percent of total adjusted assets (total assets less intangibles plus reserves) was 9.3% at March 31, 1999 and 9.1% at December 31, 1998, for CFS.

     Chesapeake Financial Shares and Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%. At March 31, 1999 and December 31, 1998 the consolidated ratio of Tier 1
risk-based capital to risk-adjusted assets was 11.2% and 11.3%, respectively. Total risked based capital to risk weighted assets was 12.4% and 12.6% at March 31, 1999 and December 31, 1998, respectively. Tier one leverage capital was 8.4% and 8.4% at March 31, 1999 and December 31, 1998, respectively.





                        Page: 7


PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 3/99-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation          (Unaudited)

B.  Results of operations:

     Earnings Summary:

     Net income was $421,204 for the three months ended
March 31, 1999, compared with income of $415,111 for the same period in 1998. On a fully diluted per share basis, the net profit was $0.33 for the first three months of 1999. Earnings per share for the first quarter of 1998 were also $0.33. Net interest income before provision decreased $20,571 or 1.2% and noninterest income increased $130,935 or 16.3%. The
Company experienced a net increase in noninterest expense (which includes other expense) of $117,532 or 6.5%.

     Net Interest Income:

     Chesapeake Financial Shares' results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At March 31, 1999, the Company's interest-earning assets exceeded its interest-bearing liabilities by approximately $16.4 million, compared with a $19.8 million excess one year ago.

     Net interest margins are 4.33% at March 31, 1999
compared to 4.58% at March 31, 1998. The March 97 increase in the New York prime rate had a positive impact on margins beginning the second quarter of 1997 as prime-adjusted loans repriced at generally higher levels. Margins have narrowed since early 1998 as our loan to deposit ratio dropped from over 76% at June, 1997, to under 69% at the end of 1998. Prime also dropped three times in the last four months of 1998.
Management has reduced deposit rates on all products during the last twelve months to match the market for reduced earning asset returns. These changes have contributed to short term improvement in margins, but prepayments on mortgage-backed securities during the first quarter of 1999 had a negative impact on margins.
The record prepayment period was a direct result of the lower rate environment during the fourth quarter of 1998. Future returns on the mortgaged-backed portfolio are expected to be well within previous estimates since prepayment speeds have returned to more normal levels.

     There has been significant growth in deposits in all of the trade areas of the bank. New product offerings have been very successful in this low interest rate environment. A significant portion of this deposit growth has been noninterest bearing. A large number of interest-bearing deposits are maturing/repricing at significantly lower rates.
Offsetting this will be the effect of loans with interest rates that are tied to prime repricing at lower rates which will negatively impact margins in the near future





                        Page: 8


PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 3/99-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation          (Unaudited)

Provision for Loan Losses:

     The loan loss provision is a charge against earnings necessary to maintain the reserve for loan losses at a level consistent with management's evaluation of the credit quality and risk adverseness of the portfolio. Management makes a quarterly evaluation as to the adequacy of the current loan loss reserve. Management's detailed analysis as of March
31, 1999 supports the adequacy of the current loan loss level of $2.1 million.

     Chesapeake Bank's management maintains a reserve for loan loss that they feel represents a conservative estimate of potential losses in the Bank's loan portfolio. The methodology incorporates subjective factors into the evaluation of the adequacy of the ALLL such as:
          The effect of volume and trends in
           delinquencies and nonaccrual loans.
          The effect of trends in portfolio volume,
           maturity, and composition.
          An estimate of future loss on all significant loans and assessment of underwriting and lending policies and procedures including those for charge off, collection and recovery.
          Experience, ability and depth of lending
           management and staff.
          The effect of national and local economic conditions and
           downturns in specific industries.
          Concentrations of credit that might affect loss experience across one or more components of the portfolio.
          The results of any independent reviews of the portfolio.

     The loan loss reserve is 1.8% of gross loans as of March 31, 1999 and December 31, 1998.

     Noninterest Income:

     Noninterest income is up 16.3% or $130,935 from the same period last year. Chesapeake Bank's Business
Manager product generated $262,738 in gross revenue for the first three months ended March 31, 1999, compared to the same period last year of $170,985. Managed assets in the business manager program were $7,294,938 at March 31, 1999, and $4,248,994 at March 31, 1998.

     The merchant card program has generated $141,767 or 34.6% more in gross revenue through March of this year than in the same period last year due to an increased customer base.

     The ATM fee income to date is $48,227, up 10.2%, or $43,778 of one year ago. The Bank has 13 ATMs operational as of the end of March, 1999. The Bank charges a nominal fee for use of its ATMs by non-customers.





                        Page: 9


  PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 3/99-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation              (Unaudited)

Noninterest Expenses:

     Employee salary expense amounted to $751,985 and $688,451 for the three months ended March 31, 1999 and 1998, respectively. Management opened regional financial services center in the City of Williamsburg
(the Lafayette Street Office) in June of 1998. This is the third Chesapeake banking office in the Williamsburg/James City County area. In addition to the Chesapeake Investment Services Investment Manager resident in that office, management employed an Investment Advisor for the Chesapeake Financial Group.
Benefits expense is down 5.2% or $8,157 from March 31, 1998.

     Occupancy expenses are up 7.0% or $24,671 from March 31, 1998 primarily due to maintenance expenses at branches, including the Lafayette Street Financial
Center, and the acquisition/development and maintenance of the School Street property in Kilmarnock. This
Operations Center was occupied on the first of October.
The School Street Operations Center houses the Loan
Processing Center, Administrative Support, and Data
Processing/Operations. Equipment maintenance as well as insurance costs have also increased.





                       Page: 10


PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 3/99-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation           (Unaudited)

     Assets and Loans:

     At March 31, 1999, Chesapeake Financial Shares had total assets of $183.0 million, up 0.7% from $181.9 million at December 31, 1998 and up 7.2% from $170.8 million of one year ago. Management has budgeted for a 2.0% growth in total assets for 1999.

     Total loans (gross) at March 31, 1999 were $116.2 million, representing an increase of 4.3% from December
31, 1998, when loans were $111.4 million.  Chesapeake
Bank's loan quality is good as the following table shows. Management is confident that no serious delinquency trends are developing.

                                     3/31/99       12/31/98

          Nonaccrual loans         $ 324,506      $ 202,434
          90 days past due             4,331          3,815
          Restructured loans               0              0
                                     -------        -------
          Totals                   $ 328,837      $ 206,249

     Management is also confident there will be no loss incurred as the Bank is well secured on these assets.
There are no impaired loans outstanding at the end of either period.

     There were no charge offs through March 31, 1999
or March 31, 1998. Recoveries through March 31, 1999 were $1,203 as compared to $671 as of March 31, 1998.

     Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director's Loan Review Committee. There have been no material changes in the concentrations of credit within the past three months that would warrant above average additions to the reserve. The Bank's only concentrations of credit greater than 70% of capital are individual consumer (137% of capital), residential real estate (98% of total capital), and the hospitality sector (72% of total capital). Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

     The Bank's Other Real Estate Owned (OREO) portfolio currently has two properties with a total carrying value of $185,000. Bank management is currently marketing these properties. The Bank also has no repossessed assets.

     Deposits:

     Deposits are essentially unchanged at $ 164.7 million at March 31, 1999 and $164.6 million at December 31, 1998. Deposits were $164.7 million and
$154.3 million at March 31, 1999 and March 31, 1998, respectively. The Bank's mix of deposit dollars has changed from one year ago with net increases in noninterest bearing and lower interest bearing balances. During the same period total certificates dollars have decreased. It is management's opinion that this is due to product offerings and the lower interest rate environment.



                       Page: 11


 PART II.  Item l. - OTHER INFORMATION 3/99-10QSB
Chesapeake Financial Shares, Inc.

Legal Proceedings
-----------------
None to report

PART II.  Item 2.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.

Changes in Securities
---------------------
None to report.

PART II.  Item 3.  OTHER INFORMATION
Chesapeake Financial Shares, Inc.

Default Upon Senior Securities
------------------------------
None to report.

PART II.  Item 4.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.

Submission of Matters to a Vote of Security Holders
---------------------------------------------------
     Chesapeake Financial Shares' annual meeting of shareholders was held on Friday, April 2, 1999 in Irvington, Virginia. We have previously forwarded to the Commission copies of the letter to shareholders, the notice of the meeting, the proxy statement, and the proxy. Over 84% of the shareholders were represented at the meeting in person or by proxy with over 83% voting in favor of the proposal submitted.

PART II.  Item 5.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.

Other Information
-----------------
    As of May 30, 1998, the Bank and Holding Company completed a safety and soundness examination, an Information Systems examination, a Phase II Y2K examination, and a Trust examination, performed by the Federal Reserve Bank of Richmond.

     As a result of these examinations management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations of the Bank or Holding Company.

     As previously reported, Chesapeake Financial
Shares' Board of Directors declared a stock dividend effected in the form of a stock split at their regular meeting in July, 1998. The 6 for 5 stock dividend was issued to shareholders of record on October 1, 1998. It was paid on October 15, 1998. As a result 202,154 shares were issued and $2,230.20 was paid in cash as a result of fractional shares.




                       Page: 12


PART II.  Item 6. - OTHER INFORMATION 3/99-10QSB
Chesapeake Financial Shares, Inc.
Exhibits and Reports on Form 8-K
(Unaudited)

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





                       Page: 13

SIGNATURES
Chesapeake Financial Shares, Inc.                  SEC 10-QSB 3/99

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           Chesapeake Financial Shares, Inc.
                     (Registrant)



        05/12/99
         (Date)                   (Signature)
                          Douglas D. Monroe, Jr.
                      Chairman and Chief Executive Officer



        05/12/99
         (Date)                (Signature)
                             John H. Hunt, II
                      Secretary and Chief Financial Officer





                       Page: 14