Form 10QSB
period 1999-06-30
CHESAPEAKE FINANCIAL SHARES INC
filed 1999-08-13
CIK 847538

U. S. Securities and Exchange commission
                Washington, D.C.  20549

                      FORM 10-QSB

 [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
         THE SECURITIES  EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999


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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 12, 1999.

           Class                         Outstanding at August 9, 1999


 Common Stock, voting, $5.00 par value                       1,234,002
 Common Stock, non-voting, $5.00 par value                           0



                   CHESAPEAKE FINANCIAL SHARES, INC.

                      FORM 10-QSB

                         INDEX


            PART I - FINANCIAL INFORMATION

                                                                 Page

     Item 1.   Financial Statements...............................1-5

        Consolidated Balance Sheets
        June 30, 1999 and December 31, 1998.......................1-2

        Consolidated Statements of Earnings
        Three months ended June 30, 1999............................3

        Consolidated Statements of Earnings
        Six months ended June 30, 1999..............................4

        Consolidated Statements of Cash Flows
        Six months ended June 30, 1999..............................5

        Consolidated Statement of Changes in
        Stockholder's Equity Six months ended June 30, 1999.........6

        Consolidated Statement of Changes in Stockholder's Equity
        Six months ended June 30, 1998..............................7

        Notes to Consolidated Financial Statements..................8

     Item 2.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations......................9-13

                           PART II - OTHER INFORMATION

        Item 1.   Legal Proceedings.....................................14

        Item 2.   Changes in Securities.................................14

        Item 3.   Defaults Upon Senior Securities.......................14

        Item 4.   Submission of Matters to a Vote of Security Holders...14

        Item 5.   Other Information.....................................14

        Item 6.   Exhibits and Reports on Form 8-K......................15

        Signatures......................................................16




                        Page I


PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.                June 30,      December 31,
Consolidated Balance Sheets                       1999             1998

                        ASSETS                         (Unaudited)
Cash and due from banks.......................  $7,278,516      $5,937,686
Federal funds sold............................           0       7,000,000
Securities available for sale
 U.S. Treasury securities (book value of
 $0-1999 and $500,187-1998....................           0         501,406
 U.S. Government agencies (book value of
 $29,866,999-1999 and $29,256,182-1998).......  29,614,483      28,200,031
 Obligations of state and political subdivisions
 (book value of $12,635,208-1999 and
 $12,329,705-1998)............................  12,831,483      12,932,429
 Other Securities (book value $888,900-1999 and
 $834,300-1998................................     888,900         841,050

Loans......................................... 121,639,696     111,445,793
Less: Reserve for loan loss...................  (2,154,409)     (2,023,752)
                                               ------------    -----------
   Net loans.................................. 119,485,287     109,422,041

Bank premises and equipment, net..............   5,818,073       5,247,605
Accrued interest receivable...................   1,324,150       1,346,616
Business Manager Assets.......................   6,943,174       7,131,665
Other assets..................................   2,631,656       3,300,746
                                               -----------     -----------
   Total assets...............................$186,815,722    $181,861,275
                                               ===========    ============




See accompanying notes to consolidated financial statements.  Page: 1


PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.                June 30,      December 31,
Consolidated Balance Sheets                       1999            1998

LIABILITIES AND SHAREHOLDERS' EQUITY                  (Unaudited)

Deposits
 Noninterest bearing deposits..............   $  23,513,604    $ 23,830,189
 Savings and interest bearing deposits.....      65,415,822      55,718,469
 Certificates of deposit...................      75,766,202      85,090,543
                                              -------------    ------------
     Total deposits........................     164,695,628     164,639,201

Federal funds purchased....................       4,450,000               0
Accrued interest payable...................         276,975         303,269
Other liabilities..........................       1,160,971       1,115,825
Note payable...............................         861,328         874,574
                                              -------------    ------------
     Total liabilities.....................     171,444,902     166,932,869

Commitments and contingent liabilities

Shareholders' equity
 Preferred stock, par value $1 per share;
 authorized 50,000 shares; none outstanding               0               0
 Common stock, voting......................       6,170,010       6,147,995
 Common stock, non-voting..................               0               0
                voting               non-voting
             6/30/99   12/31/98    6/30/99   12/31/98
            --------   --------    -------   --------
Shares auth 2,400,000 2,400,000    635,000   635,000
Shares o/s  1,234,002 1,229,599          0         0
Paid in capital............................         442,073         523,795
Accumulated other comprehensive income.....         (37,119)        174,267
Retained earnings..........................       8,795,856       8,082,349
                                                -----------     -----------
 Total shareholders' equity................      15,370,820      14,928,406
                                                -----------     -----------
 Total liabilities and Shareholders' equity    $186,815,722    $181,861,275
                                               ============    ============



See accompanying notes to consolidated financial statements.  Page: 2


PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                   Three Months Ended
Consolidated Statements of Earnings                      June 30,
                                                  1999             1998

     Interest Income
(Unaudited)

Interest and fees on loans................   $  2,723,893     $ 2,569,022
Interest on federal funds sold............         18,922          12,215
Interest on time deposits with banks......          3,482           3,950
Interest on U.S. Treasury securities......              0          22,441
Interest on U.S. Agency Obligations.......        400,563         464,501
Interest on obligations of state and
 political subs...........................        181,822         167,653
  Total interest income                         3,328,682       3,239,782

     Interest Expense

Interest on savings and interest bearing
 deposits.................................        495,571         270,917
Interest on certificates of deposit.......      1,009,935       1,242,761
Interest on federal funds purchased.......         10,640           7,673
Other interest expense....................         15,893          10,297
                                              -----------     -----------
     Total interest expense                     1,532,039       1,531,648
                                              -----------     -----------
Net interest income.......................      1,796,643       1,708,134
Provision for loan losses.................         58,013               0
                                              -----------     -----------
Net interest income after provision for
 loan losses..............................      1,738,630       1,708,134

     Noninterest Income

Income from fiduciary activities..........        224,876         214,713
Service charges on deposit accounts.......        158,678         131,426
Merchant card income......................        176,718         147,319
ATM income................................         61,875          50,292
Business manager income...................        272,762         193,762
Other income..............................        141,283         130,526
                                                ---------       ---------
     Total noninterest income                   1,036,192         868,038
                                                ---------       ---------

     Noninterest Expense

Salaries..................................        801,157         662,464
Employee benefits.........................        144,773         144,569
Occupancy expenses........................        419,149         337,356
Merchant card expense.....................        202,138         168,173
ATM expense...............................         76,591          55,149
Business manager expense..................         75,654         101,414
Other expenses............................        407,618         468,340
                                                ---------       ---------
     Total noninterestexpense.............      2,127,080       1,937,465
                                                ---------       ---------
Income before income taxes................        647,742         638,707
Income taxes..............................        157,544         157,396
                                                ---------       ---------
    Net income............................    $   490,198     $   481,311
                                               ==========      ==========

Earnings per share, basic.................          $0.40           $0.40
Earnings per share, assuming dilution.....          $0.38           $0.38



See accompanying notes to consolidated financial statements.  Page: 3


PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                   Six Months Ended
Consolidated Statements of Earnings                     June 30,
                                                  1999             1998

     Interest Income                                   (Unaudited)

Interest and fees on loans................   $  5,319,300      $ 5,071,475
Interest on federal funds sold............         53,882           38,033
Interest on time deposits with banks......          7,495            8,061
Interest on U.S. Treasury securities......          1,025           44,578
Interest on U.S. Agency Obligations.......        743,573          947,028
Interest on obligations of state and
 political subs...........................        360,783          332,811
                                              -----------      -----------
     Total interest income                      6,486,058        6,441,986

     Interest Expense

Interest on savings and interest bearing
 deposits.................................        941,615          538,256
Interest on certificates of deposit.......      2,084,883        2,505,954
Interest on federal funds purchased.......         13,880           21,290
Other interest expense....................         23,900           22,644
                                              -----------      -----------
     Total interest expense                     3,064,278        3,088,144
                                              -----------      -----------
Net interest income.......................      3,421,780        3,353,842
Provision for loan losses.................        114,688           54,000
                                              -----------      -----------
Net interest income after provision for
 loan losses..............................      3,307,092        3,299,842
                                              -----------      -----------

     Noninterest Income

Income from fiduciary activities..........        449,434          446,354
Service charges on deposit accounts.......        299,570          263,567
Merchant card income......................        318,485          252,612
ATM income................................        110,102           94,070
Business manager income...................        535,500          364,747
Other income..............................        257,054          249,706
                                               ----------        ---------
     Total noninterest income                   1,970,145        1,671,056
                                               ----------        ---------

     Noninterest Expense

Salaries..................................      1,553,142        1,350,915
Employee benefits.........................        294,618          302,571
Occupancy expenses........................        796,668          690,204
Merchant card expense.....................        338,459          258,452
ATM expense...............................        138,919          117,088
Business manager expense..................        164,789          168,581
Other expenses............................        775,440          867,077
                                                ---------        ---------
   Total noninterest expense..............      4,062,035        3,754,888
                                                ---------        ---------
Income before income taxes................      1,215,202        1,216,010
Income taxes..............................        303,800          319,588
                                                ---------        ---------
     Net income...........................    $   911,402      $   896,422
                                               ==========        =========

Earnings per share, basic.................          $0.74            $0.74
Earnings per share, assuming dilution.....          $0.71            $0.70



See accompanying notes to consolidated financial statements.  Page: 4



PART I. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                     Six Months Ended
Consolidated Statements of Cash Flows                     June 30,
                                                   1999             1998
                                                        (Unaudited)
     Cash flows from operating activities:
Net income..................................     $421,402        $ 896,422
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
 Depreciation and amortization..............      320,108          259,119
 Provision for loan losses..................      114,688           54,000
 (Accretion) of discount and amortization of
  premiums, net.............................      380,376          315,309
  Changes in assets and liabilities:
   Decrease (increase) in accr. interest
   receivable...............................       22,466           22,631
   Decrease (increase) in other assets......      966,477       (1,891,560)
   Increase (decrease) in accrued interest
    payable.................................      (26,294)         (49,541)
   Increase (decrease) in other liabilities.       45,146          660,254
                                                ---------       ----------
Net cash provided by (used for) operating
 activities.................................    2,734,369          266,634
                                                ---------       ----------

     Cash flows from investing activities:
Purchases of securities available for sale..  (11,268,912)     (10,541,891)
Proceeds from maturities of securities
 available for sale.........................    9,708,304        6,363,509
Origination of loans available for sale.....   (2,951,750)      (4,077,850)
Proceeds from sale of loans available for
 sale.......................................    2,951,750        4,077,850
Net (increase) decrease in loans
 outstanding................................  (10,177,934)        (623,188)
Other capital expenditures..................     (890,576)      (1,072,688)
                                               ----------       ----------
Net cash provided by (used for) investing
 activities.................................  (12,629,118)      (5,874,258)
                                               ----------       ----------

   Cash flows from financing activities:
Net increase (decrease) in demand accounts,
 interest bearing demand deposit accounts
 and savings deposits........................   9,380,768        7,940,270
Net increase (decrease) in certificates of
 deposit.....................................  (9,324,341)        (629,878)
Net increase (decrease) in federal funds
 purchased...................................   4,450,000       (1,250,000)
Cash dividends...............................    (197,895)        (161,702)
Proceeds from issuance of voting common stock      77,000           28,500
Acquisition of voting common stock...........    (136,707)         (60,893)
Increase in long-term borrowings.............           0          900,000
Curtailment of long-term borrowings..........     (13,246)         (14,502)
                                               ----------       ----------
Net cash provided by (used for) financing
 activities..................................   4,235,579        6,751,795
Net (decrease) increase in cash and federal
 funds sold..................................  (5,659,170)       1,144,171
Cash and federal funds sold at beginning of
 period......................................  12,937,686        7,023,586
                                               ----------       ----------
Cash and federal funds sold at end of period.  $7,278,516      $ 8,167,757
                                               ==========      ===========




See accompanying notes to consolidated financial statements.  Page: 5

                  Statement of changes in Stockholder's Equity
                        Chesapeake Financial Shares, Inc.
                         Six Months Ended June 30, 1999
                                   (Unaudited)
                                                          Accumulated                    Additional
                                     Comprehensive    Retained     Other Compr.    Common         Paid-In
                          Total        Income         Earnings        Income        Stock         Capital
Beginning balance     $14,928,406                    $8,082,349      $174,267     $6,147,995      $523,795

Comprehensive Income:
 Net Income               911,402     $ 911,402         911,402
 Other comprehensive
  income, net of tax:
   Unrealized gain on
   securities available
   for sale:             (211,386)     (211,386)                     (211,386)
                          -------
 Total comprehensive
  income, net of tax:                 $ 700,016
                                      =========
Acquisition of common
 stock                   (136,707)                                                   (33,425)     (103,282)
Issuance of common stock   77,000                                                     55,440        21,560
Dividends declared       (197,895)                     (197,895)
                         --------                       -------       -------        --------      -------
Ending balance        $15,370,820                    $8,795,856    $  (37,119)     $6,170,010      $442,073
                       ==========                     =========        ======       =========      ========



                                     Page 6

                  Statement of Changes in Stockholder's Equity
                        Chesapeake Financial Shares, Inc.
                         Six Months Ended June 30, 1998
                                   (Unaudited)
                                                                 Accumulated                  Additional
                                   Comprehensive    Retained     Other Compr.     Common       Paid-In
                      Total           Income        Earnings        Income         Stock       Capital
Beginning balance  $13,914,675    $                $8,047,310    $  328,577      $5,054,440    $484,348

Comprehensive Income:
 Net Income            896,422        896,422         896,422
 Other comprehensive
  income, net of tax:
  Unrealized (loss) on
  securities available
  for sale:           (121,461)      (121,461)                     (121,461)
                       -------        -------
 Total comprehensive
  income, net of tax:               $ 774,961
                                      =======
Acquisition of common
 stock                 (60,893)                                                     (14,925)      (45,968)
Issuance of common
  stock                 28,500                                                       16,400        12,100
Dividends declared    (161,702)                      (161,702)
                      --------                        -------       -------         -------       -------
Ending balance     $14,495,541                     $8,782,030     $ 207,116      $5,055,915      $450,480
                    ==========                      =========       =======       =========       =======



                                     Page 7


PART I. Item 1.  - FINANCIAL INFORMATION (cont'd.)6/99-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

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

3. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. The potential common stock will not have a significant impact on net income. The number of shares used in the calculation for June 30, 1998 reflects a 20% stock dividend paid on October 15, 1998.

                                               June 30, 1999     June 30, 1998

Weighted average number of common shares, basic    1,234,478        1,213,288
Effect of dilutive stock options                      55,713           68,902
                                                   ---------        ---------
Weighted number of common shares and dilutive
  potential common stock used in diluted EPS       1,290,191        1,282,190
                                                   =========        =========




                        Page: 8


PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 6/99-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
  Condition or Plan of Operation        (Unaudited)

A.  Summary - liquidity and capital resources

     Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. Management's primary sources of liquidity continue to be federal funds sold, short term borrowing from Federal Home Loan Bank
Atlanta, securities maturing within one year, and principal payments from mortgage securities. The repayment and sale of loans also provides liquidity.
The total of federal funds sold, securities maturing within one year, and estimated principal payments on mortgage-backed securities within one year at June 30, 1999 was approximately $6,838,000, compared to $14,800,000 one year ago and $18,072,000 at December
31,1998.

     The liquidity ratio at June 30, 1999 was 27.4%, compared with 33.0% one year ago. This ratio is arrived at by dividing net liquid assets (sum of total
Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment
Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management has found in the past that 18% represents a sufficient level of liquidity to meet cash needs.

     Management believes capital is adequate to meet current needs. Unencumbered capital (total capital net of accumulated other comprehensive income less intangibles plus reserves) as a percent of total adjusted assets (total assets less intangibles plus reserves) was 9.4% at June 30, 1999 and 9.1% at December 31, 1998, for CFS.

     Chesapeake Financial Shares and Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%. At June 30, 1999 and December 31, 1998 the consolidated ratio of Tier 1 risk-based capital to risk-adjusted assets was 11.0% and 11.3%, respectively. Total risked based capital to risk weighted assets was 12.2% and 12.6% at June 30, 1999 and December 31, 1998, respectively. Tier one leverage capital was 8.3% and 8.4% at June 30, 1999 and December 31, 1998, respectively.



                        Page: 9


PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.)6/99-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
  Condition or Plan of Operation         (Unaudited)

B.  Results of operations:

     Earnings Summary:

     Net income was $911,402 for the six months ended at June 30, 1999, compared with income of $896,422 for the same period in 1998. On a fully diluted per share basis, the net profit was $0.71 for the first six months of 1999. Earnings per share for the second quarter of 1998 were also $0.38. Net interest income before provision increased $67,938 or 2.0% and noninterest income increased $299,089 or 17.9%. The
Company experienced a net increase in noninterest expense (which includes other expense) of $307,147 or 8.2%.

     Net Interest Income:

     Chesapeake Financial Shares' results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 1999, the Company's interest-earning assets exceeded its interest-bearing liabilities by approximately $17.3 million, compared with a $20.9 million excess one year ago.

     Net interest margins are 4.49% at June 30, 1999 compared to 4.68% at June 30, 1998. Margins have narrowed since early 1998 as our loan to deposit ratio dropped from over 76% at June 1997, to lower than 69% at the end of 1998. Prime also dropped three times in the last four months of 1998. Management has adjusted deposit rates on all products during the last twelve months to match the market for changes in earning asset returns. These changes have contributed to short term improvement in margins, but prepayments on mortgage-backed securities during the first quarter of 1999 had a negative impact on margins. The record prepayment period was a direct result of the lower rate environment during the fourth quarter of 1998. The second quarter return on the mortgaged-backed portfolio was well within previous estimates since prepayment speeds have returned to more normal levels. Management expects continued improvement in margins and the loan to deposit ratio is currently 73.9%.

     There has been significant growth in deposits in all of the trade areas of the bank. New product offerings have been very successful. A significant portion of this deposit growth has been noninterest bearing. A large number of interest-bearing deposits are maturing/repricing at significantly lower rates.



                       Page: 10


PART I.  Item 2. - FINANCIAL INFORMATION (cont'd.)6/99-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation    (Unaudited)

Provision for Loan Losses:

     The loan loss provision is a charge against earnings necessary to maintain the reserve for loan losses at a level consistent with management's evaluation of the credit quality and risk adverseness of the portfolio. Management makes a quarterly evaluation as to the adequacy of the current loan loss reserve. Management's detailed analysis as of June 30, 1999 supports the adequacy of the current loan loss level of $2.2 million.

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

     The loan loss reserve is 1.8% of gross loans as of June 30, 1999 and December 31, 1998.

     Noninterest Income:

     Noninterest income is up 17.9% or $299,089 from the same period last year. Chesapeake Bank's Business
Manager product generated $535,500 in gross revenue for the first six months ended June 30, 1999, compared to the same period last year of $364,747. Managed assets in the business manager program were $6,943,174 at June
30, 1999 and $5,006,000 at June 30, 1998.

     The merchant card program has generated $318,485 or 26.1% more in gross revenue through June of this year than in the same period last year due primarily to an increased customer base. Service charges on deposit accounts have increased 13.7% or $36,003 over the same period last year due to new account growth in new market areas and additional account openings related to promotions.

     The ATM fee income to date is $110,102, up 17.0%, or $16,032 from one year ago. The Bank has 14 ATMs operational as of the end of July 1999. The Bank charges a nominal fee for use of its ATMs by non-customers.


                       Page: 11


PART I.  Item 2. - FINANCIAL INFORMATION (cont'd.) 6/99-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation              (Unaudited)

Noninterest Expenses:

     Employee salary expense amounted to $1,553,142 and $1,350,915 for the six months ended June 30, 1999 and 1998, respectively. Management opened the regional financial services center in the City of Williamsburg
(the Lafayette Street Office) in June of 1998. This is the third Chesapeake banking office in the Williamsburg/James City County area. In addition to the Chesapeake Investment Services Investment Manager resident in that office, management employed an Investment Advisor for the Chesapeake Financial Group.
Benefits expense is down 2.6% or $7,953 from June 30, 1998.

     Occupancy expenses are up 15.4% or $106,464 from June 30, 1998 primarily due to maintenance expenses at branches, the opening of the Lafayette Street Financial
Center, and the acquisition/development and maintenance of the School Street property (the Operations Center) in Kilmarnock. This Operations Center was occupied on the first of October. The School Street Operations
Center houses the Loan Processing Center,
Administrative Support, and Data Processing/Operations.
Equipment maintenance as well as insurance costs have also increased.



                       Page: 12


PART I.  Item 2. - FINANCIAL INFORMATION (cont'd.) 6/99-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation             (Unaudited)

     Assets and Loans:

     At June 30, 1999, Chesapeake Financial Shares had total assets of $186.8 million, up 2.7% from $181.9 million at December 31, 1998 and up 8.6% from $172.1 million of one year ago. Management has budgeted for a 2.0% growth in total assets for 1999.

     Total loans (gross) at June 30, 1999 were $121.6 million, representing an increase of 9.1% from December
31, 1998, when loans were $111.4 million.  Chesapeake
Bank's loan quality is good as the following table shows. Management is confident that no serious delinquency trends are developing.

                                      6/30/99           12/31/98

             Nonaccrual loans        $ 374,386         $ 202,434
             90 days past due              629             3,815
           Restructured loans                0                 0
                                      ________          ________
          Totals                     $ 375,015         $ 206,249

     Management is also confident there will be no loss incurred as the Bank is well secured on these assets.
There are no impaired loans outstanding at the end of either period.

     Year to date charge offs through June 30, 1999 were $686 as compared to $6,185 as of June 30, 1998.
Recoveries through June 30, 1999 were $16,656 as compared to $11,061 as of June 30, 1998.

     Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director's Loan Review Committee. There have been no material changes in the concentrations of credit within the past three months that would warrant above average additions to the reserve. The Bank's only concentrations of credit greater than 70% of capital are individual consumer (148% of capital) and residential real estate (91% of total capital). Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

     The Bank's Other Real Estate Owned (OREO) portfolio currently has two properties with a total carrying value of $185,000. Bank management is currently marketing these properties. The Bank also has no repossessed assets.

     Deposits:

     Deposits are essentially unchanged at $ 164.7 million at June 30, 1999 and $164.6 million at December
31, 1998. Deposits were $164.7 million and $154.8 million at June 30, 1999 and June 30, 1998, respectively. The Bank's mix of deposit dollars has changed from one year ago with net increases in noninterest bearing and lower interest bearing balances. During the same period total certificates dollars have decreased. It is management's opinion that this is due to new product offerings and promotions, the lower interest rate environment and the over-valued equity market.



                       Page: 13


PART II.  Item l. - OTHER INFORMATION 6/99-10QSB
Chesapeake Financial Shares, Inc.
Legal Proceedings

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

     For computer systems that it has determined to be most critical, CFS completed development and testing, and adopted a business contingency plan prior to June
30, 1999. These plans conform to recently issued guidance from the FFIEC on business contingency planning for Year 2000 readiness. Contingency plans include, among other actions, tested manual workarounds and identification of resource requirements and alternative solutions for resuming critical business processes in the event of a Year 2000 related failure.
While management believes that it has taken the necessary steps to resolve its Year 2000 issues in a timely manner, there can be no guarantees that there will be no Year 2000 problems. At present, management does not expect that any such problems will have a material adverse effect on its business.



                       Page: 14

PART II.  Item 6.  - OTHER INFORMATION 6/99-10QSB
Chesapeake Financial Shares, Inc.
Exhibits and Reports on Form 8-K
(Unaudited)

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



                            Page: 15


SIGNATURES
Chesapeake Financial Shares, Inc.                    SEC 10-QSB 6/99

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           Chesapeake Financial Shares, Inc.
                     (Registrant)



        08/9/99
         (Date)                   (Signature)
                          Douglas D. Monroe, Jr.
                     Chairman and Chief Executive Officer



        08/9/99
        (Date)                   (Signature)
                             John H. Hunt, II
                     Secretary and Chief Financial Officer







                                Page: 16