Form 10QSB
period 1999-09-30
CHESAPEAKE FINANCIAL SHARES INC
filed 1999-11-15
CIK 847538

U. S. Securities and Exchange commission
                Washington, D.C.  20549

                      FORM 10-QSB

 [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
          THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 1999


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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 10, 1999.

         Class                         Outstanding at November 10, 1999

Common Stock, voting, $5.00 par value                  1,226,047
Common Stock, non-voting, $5.00 par value                      0



                   CHESAPEAKE FINANCIAL SHARES, INC.

                           FORM 10-QSB

                              INDEX


            PART I - FINANCIAL INFORMATION

                                                                  Page

Item 1.   Financial Statements.....................................1-5

     Consolidated Balance Sheets
     September 30, 1999 and December 31, 1998......................1-2

     Consolidated Statements of Earnings
     Three months ended September 30, 1999...........................3

     Consolidated Statements of Earnings
     Nine months ended September 30, 1999............................4

     Consolidated Statements of Cash Flows
     Nine months ended September 30, 1999............................5

     Consolidated Statement of Changes in Stockholder's Equity
     Nine months ended September 30, 1999............................6

     Consolidated Statement of Changes in Stockholder's Equity
     Nine months ended September 30, 1999............................7

     Notes to Consolidated Financial Statements......................8

     Item 2.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations.......................9-13

                        PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings....................................14

     Item 2.   Changes in Securities................................14

     Item 3.   Defaults Upon Senior Securities......................14

     Item 4.   Submission of Matters to a Vote of Security Holders..14

     Item 5.   Other Information....................................14

     Item 6.   Exhibits and Reports on Form 8-K.....................15

     Signatures.....................................................16



                        Page I


PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.          September 30,      December 31,
Consolidated Balance Sheets                   1999                1998

            ASSETS                                   (Unaudited)
Cash and due from banks.................    $7,924,634         $5,937,686
Federal funds sold......................             0          7,000,000
Securities available for sale
  U.S. Treasury securities (book value of
   $0-1999 and $500,187-1998............             0            501,406
  U.S. Government agencies (book value of
   $25,333,259-1999 and $28,546,182-1998)   24,983,551         28,200,031
  Obligations of state and political
   subdivisions (book value of
   $13,491,531-1999 and $12,329,705-1998)   13,461,662         12,932,429
  Other Securities (book value
   $988,900-1999 and $834,800-1998......       988,900            841,050

Loans...................................   125,425,807        111,445,793
Less: Reserve for loan loss.............    (2,196,445)        (2,023,752)
                                           ------------------------------
   Net loans............................   123,229,362        109,422,041

Bank premises and equipment, net........     5,623,486          5,247,605
Accrued interest receivable.............     1,368,598          1,346,616
Business Manager Assets.................     7,863,052          7,131,665
Other assets............................     2,862,936          3,300,746
                                           ------------------------------
   Total assets.........................  $188,306,181       $181,861,275
                                           ==============================







See accompanying notes to consolidated financial statements.  Page: 1



PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.          September 30,      December 31,
Consolidated Balance Sheets                    1999               1998


LIABILITIES AND SHAREHOLDERS' EQUITY                (Unaudited)

Deposits
  Noninterest bearing deposits..........   $ 25,186,118      $ 23,830,189
  Savings and interest bearing deposits.     69,025,927        55,718,469
  Certificates of deposit...............     71,120,790        85,090,543
                                           ------------------------------
   Total deposits.......................    165,332,835       164,639,201

Federal funds purchased.................      5,000,000                 0
Accrued interest payable................        257,785           303,269
Other liabilities.......................      1,335,580         1,115,825
Note payable............................        856,830           874,574
                                           ------------------------------
   Total liabilities....................    172,783,030       166,932,869

Commitments and contingent liabilities

Shareholders' equity
 Preferred stock, par value $1 per share;
 authorized 50,000 shares; none outstanding           0                 0
 Common stock, voting....................     6,134,735         6,147,995
 Common stock, non-voting................             0                 0
                   voting               non-voting
              9/30/99   12/31/98    9/30/99  12/31/98
             --------   ---------   -------  --------
Shares auth 2,400,000   2,400,000   635,000   635,000
Shares o/s  1,226,947   1,229,599      0         0
Paid in capital..........................       332,821           523,795
Accumulated other comprehensive income...      (246,725)          174,267
Retained earnings........................     9,302,320         8,082,349
                                            -----------------------------
  Total shareholders' equity.............    15,523,151        14,928,406
                                            -----------------------------
Total liabilities and Shareholders' equity $188,306,181      $181,861,275
                                            =============================




See accompanying notes to consolidated financial statements.  Page: 2



PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                Three Months Ended
Consolidated Statements of Earnings                 September 30,
                                                1999             1998

     Interest Income                                 (Unaudited)

Interest and fees on loans...............   $ 2,768,335      $ 2,480,640
Interest on federal funds sold...........           108           15,881
Interest on time deposits with banks.....         1,734            3,963
Interest on U.S. Treasury securities.....             0           18,185
Interest on U.S. Agency Obligations......       434,658          435,055
Interest on obligations of state and
 political subs..........................       203,291          162,827
                                              --------------------------
 Total interest income                        3,408,126        3,116,551

   Interest Expense

Interest on savings and interest bearing
deposits....................                    558,433          313,789
Interest on certificates of deposit......       911,350        1,178,128
Interest on federal funds purchased......        45,205           12,260
Other interest expense...................         7,885           14,136
                                              --------------------------
 Total interest expense                       1,522,873        1,518,313
                                              --------------------------
Net interest income......................     1,885,253        1,598,238
Provision for loan losses................        48,012                0
                                              --------------------------
Net interest income after provision for
 loan losses.............................     1,837,241        1,598,238
                                              --------------------------

      Noninterest Income

Income from fiduciary activities.........       369,299          363,590
Service charges on deposit accounts......       163,204          133,802
Securities gains (losses)................       (96,661)               0
Merchant card income.....................       304,763          233,423
ATM income...............................        65,515           44,126
Business manager income..................       310,221          307,857
Other income.............................       234,519          131,454
                                              --------------------------
     Total noninterest income                 1,350,860        1,214,252
                                              --------------------------
     Noninterest Expense

Salaries.................................       836,839          874,669
Employee benefits........................       238,586          144,842
Occupancy expenses.......................       382,649          374,866
Merchant card expense....................       283,285          226,489
ATM expense..............................        74,061           50,601
Business manager expense.................        88,257          205,012
Other expenses...........................       440,995          553,920
                                              --------------------------
     Total noninterest expense...........     2,344,672        2,430,399
                                              --------------------------
Income before income taxes...............       843,429          382,091
Income taxes.............................       238,426           95,918
                                              --------------------------
     Net income..........................    $  605,003      $   286,173
                                              ==========================

Earnings per share, basic................         $0.49            $0.23
Earnings per share, assuming dilution....         $0.47            $0.23



See accompanying notes to consolidated financial statements.  Page: 3



PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                  Nine Months Ended
Consolidated Statements of Earnings                  September 30,
                                                  1999          1998

     Interest Income                                 (Unaudited)

Interest and fees on loans..............      $ 8,087,635   $ 7,552,115
Interest on federal funds sold..........           53,990        53,914
Interest on time deposits with banks....            9,229        12,024
Interest on U.S. Treasury securities....            1,025        62,763
Interest on U.S. Agency Obligations.....        1,178,231     1,382,083
Interest on obligations of state and
 political subs.........................          564,074       495,638
                                               ------------------------
     Total interest income                      9,894,184     9,558,537

     Interest Expense

Interest on savings and interest bearing
 deposits...............................        1,500,048       852,045
Interest on certificates of deposit.....        2,996,233     3,684,082
Interest on federal funds purchased.....           59,085        33,550
Other interest expense..................           31,785        36,780
                                               ------------------------
     Total interest expense                     4,587,151     4,606,457
                                               ------------------------
Net interest income.....................        5,307,033     4,952,080
Provision for loan losses...............          162,700        54,000
                                               ------------------------
Net interest income after provision for
 loan losses............................        5,144,333     4,898,080
                                               ------------------------

     Noninterest Income

Income from fiduciary activities........          818,733       809,944
Service charges on deposit accounts.....          462,774       397,369
Securities gains (losses)- net..........          (96,661)            0
Merchant card income....................          623,248       486,035
ATM income..............................          175,617       138,196
Business manager income.................          845,721       672,604
Other income............................          491,573       381,160
                                                -----------------------
     Total noninterest income                   3,321,005     2,885,308
                                                -----------------------

     Noninterest Expense

Salaries................................        2,389,981     2,225,584
Employee benefits.......................          533,204       447,413
Occupancy expenses......................        1,158,207     1,065,070
Merchant card expense...................          621,744       484,941
ATM expense.............................          212,980       167,689
Business manager expense................          253,046       373,593
Other expenses..........................        1,237,545     1,420,997
                                                -----------------------
     Total noninterest expense..........        6,406,707     6,185,287
                                                -----------------------
Income before income taxes..............        2,058,631     1,598,101
Income taxes............................          542,226       415,506
                                                -----------------------
     Net income.........................      $ 1,516,405   $ 1,182,595
                                                =======================

Earnings per share, basic...............            $1.23         $0.97
Earnings per share, assuming dilution...            $1.18         $0.92



See accompanying notes to consolidated financial statements.  Page: 4



PART I. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                   Nine Months Ended
Consolidated Statements of Cash Flows                 September 30,
                                                   1999          1998

                                                      (Unaudited)
     Cash flows from operating activities:
Net income.................................    $ 1,516,405   $ 1,182,595
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
 Depreciation and amortization.............        484,947       407,935
 Provision for loan losses.................        162,700        54,000
  (Accretion) of discount and amortization
   of premiums, net........................        475,483       514,376
  Net loss on sale of securities...........         96,661             0
  Changes in assets and liabilities:
   Decrease (increase) in accr. interest
    receivable.............................        (21,982)       12,226
   Decrease (increase) in other assets.....        (60,957)   (4,600,687)
   Increase (decrease) in accrued interest
    payable................................        (45,484)      (57,789)
   Increase (decrease) in other liabilities        219,755       310,087
                                                 -----------------------
Net cash provided by (used for) operating
 activities................................      2,827,528    (2,177,257)

    Cash flows from investing activities:
Purchases of securities available for sale.    (15,255,607)  (15,421,892)
Proceeds from sale or call of securities
 available for sale........................      4,746,458             0
Proceeds from maturities of securities
 available for sale........................     12,334,189    12,178,296
Origination of loans available for sale....     (5,619,250)   (6,243,550)
Proceeds from sale of loans available for
 sale......................................      5,619,250     6,243,550
Net (increase) decrease in loans outstanding   (13,980,014)   (1,436,638)
Other capital expenditures.................       (860,828)     (530,839)
                                                ------------------------
Net cash provided by (used for) investing
 activities................................    (13,015,802)   (5,211,073)
                                                ------------------------
     Cash flows from financing activities:
Net increase (decrease) in demand accounts,
 interest bearing demand deposit accounts
 and savings deposits......................     14,663,387     7,824,270
Net increase (decrease) in certificates of
 deposit...................................    (13,969,753)   (4,671,750)
Net increase (decrease) in federal funds
 purchased.................................      5,000,000     2,250,000
Cash dividends.............................       (296,434)     (242,598)
Proceeds from issuance of voting common
 stock.....................................         77,000        28,500
Acquisition of voting common stock.........       (281,234)      (60,893)
Increase in long-term borrowings...........              0       900,000
Curtailment of long-term borrowings........        (17,744)      (18,938)
                                                ------------------------
Net cash provided by (used for) financing
 activities................................      5,175,222     6,008,591
Net (decrease) increase in cash and federal
 funds sold................................     (5,013,052)   (1,379,739)
Cash and federal funds sold at beginning of
 period....................................     12,937,686     7,023,586
                                                ------------------------
Cash and federal funds sold at end of period   $ 7,924,634   $ 5,643,847
                                                ========================




See accompanying notes to consolidated financial statements.  Page: 5

                  Statement of changes in Stockholder's Equity
                        Chesapeake Financial Shares, Inc.
                      Nine Months Ended September 30, 1999
                                   (Unaudited)
                                                                        Accumulated                   Additional
                                        Comprehensive      Retained     Other Compr.     Common        Paid-In
                             Total          Income         Earnings       Income          Stock        Capital
                            -------      ------------     ----------     ----------      -------       ---------
Beginning balance        $14,928,406                      $8,082,349     $  174,267    $6,147,995      $523,795

Comprehensive Income:
 Net Income                1,516,405     $ 1,516,405       1,516,405
 Other comprehensive
  income, net of tax:
  Unrealized gain on
  securities available
  for sale:                 (420,992)       (420,992)                      (420,992)
                           ---------       ---------
 Total comprehensive
  income, net of tax:                    $ 1,095,413
                                           =========
Acquisition of common
 stock                      (281,234)                                                      (68,700)     (212,534)
Issuance of common stock      77,000                                                        55,440        21,560
Dividends declared          (296,434)                       (296,434)
                           ---------                       ---------      ---------      ---------      --------
Ending balance           $15,523,151                      $9,302,320    $  (246,725)    $6,134,735      $332,821
                          ==========                       =========      =========      =========      ========



                                     Page 6

                  Statement of Changes in Stockholder's Equity
                        Chesapeake Financial Shares, Inc.
                      Nine Months Ended September 30, 1998
                                   (Unaudited)
                                                                        Accumulated                 Additional
                                          Comprehensive    Retained     Other Compr.   Common        Paid-In
                              Total          Income        Earnings       Income        Stock        Capital
                           -----------     -----------   -----------    -----------   ----------    ----------
Beginning balance          $13,914,675    $               $8,047,310     $328,577     $5,054,440     $484,348

Comprehensive Income:
 Net Income                  1,182,595       1,182,595     1,182,595
 Other comprehensive
  income, net of tax:
   Unrealized (loss) on
   securities available
   for sale:                   (48,364)        (48,364)                   (48,364)
                            ----------       ---------
Total comprehensive income,
 net of tax:                               $ 1,134,231
                                             =========
Acquisition of common stock    (60,893)                                                  (14,925)     (45,968)
Issuance of common stock        28,500                                                    16,400       12,100
Dividends declared            (264,826)                     (264,826)
                            ----------                     ---------     --------      ---------     --------
Ending balance             $14,751,687                    $8,965,079     $280,213     $5,055,915     $450,480
                            ==========                     =========     ========      =========     ========


                                     Page 7



PART I. Item 1. - FINANCIAL INFORMATION (cont'd.) 9/99-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

1.   Chesapeake Financial Shares, Inc. (CFS) owns 100%
of Chesapeake Bank (the "Bank").  Two additional
subsidiaries, Chesapeake Mortgage Company, Inc. and
Chesapeake Insurance Agency, Inc. (t/a Chesapeake
Investment Services) are wholly owned subsidiaries of
CFS and the Bank, respectively.   The Bank also is the
100% owner of CNB Properties, Inc. CFS chartered
Chesapeake Financial Group, Inc. (CFG) on August 31,
1998. The purpose of CFG is to provide investment advice and management to the upscale customer. The consolidated financial statements include the accounts of CFS and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

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

3. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. The potential common stock will not have a significant impact on net income. The number of shares used in the calculation for September 30, 1998 reflects a 20% stock dividend paid on October 15, 1998.


                                 September 30, 1999     September 30, 1998

Weighted average number of common
 shares, basic                        1,233,598              1,213,332
Effect of dilutive stock options         55,250                 70,045
                                      ---------              ---------
Weighted number of common shares
 and dilutive potential common
 stock used in diluted EPS            1,288,848              1,283,377
                                      =========              =========




                        Page: 8



PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 9/99-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation                      (Unaudited)

A.  Summary - liquidity and capital resources

     Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. Management's primary sources of liquidity continue to be federal funds sold, short term borrowing from Federal Home Loan Bank
Atlanta, securities maturing within one year, and principal payments from mortgage securities. The repayment and sale of loans also provides liquidity.
The total of federal funds sold, securities maturing within one year, and estimated principal payments on mortgage-backed securities within one year at September
30, 1999 was approximately $8,236,000, compared to $10,571,000 one year ago and $18,072,000 at December
31,1998.

     The liquidity ratio at September 30, 1999 was 25.4%, compared with 30.4% one year ago. This ratio is arrived at by dividing net liquid assets (sum of total
Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment
Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management has found in the past that 18% represents a sufficient level of liquidity to meet cash needs.

     Management believes capital is adequate to meet current needs. Unencumbered capital (total capital net of accumulated other comprehensive income less intangibles plus reserves) as a percent of total adjusted assets (total assets less intangibles plus reserves) was 9.3% at September 30, 1999 and 9.1% at December 31, 1998, for CFS.

     Chesapeake Financial Shares and Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%. At September 30, 1999 and December 31, 1998 the consolidated ratio of Tier 1 risk-based capital to risk-adjusted assets was 10.9% and 11.3%, respectively. Total risked based capital to risk weighted assets was 12.2% and 12.6% at September 30, 1999 and December 31, 1998, respectively.
Tier one leverage capital was 8.4% at both September
30, 1999 and December 31, 1998.




                        Page: 9


PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 9/99-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation                 (Unaudited)

B.  Results of operations:

     Earnings Summary:

     Net income was $1,516,405 for the nine months ended at September 30, 1999, compared with income of $1,182,595 for the same period in 1998. On a fully diluted per share basis, the net profit was $1.18 for the first nine months of 1999, compared to $0.92 for the same period last year. Net interest income before provision increased $354,953 or 7.2% and noninterest income increased $435,697 or 15.1%. The Company experienced a net increase in noninterest expense
(which includes other expense) of $221,420 or 3.6%.

     Net Interest Income:

     Chesapeake Financial Shares' results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At September 30, 1999, the Company's interest-earning assets exceeded its interest-bearing liabilities by approximately $17.5 million, compared with a $15.2 million excess one year ago.

     Net interest margins are 4.60% at September 30, 1999 and 4.60% at September 30, 1998. Margins narrowed during 1998 as our loan to deposit ratio dropped from over 76% at June 1997, to lower than 69% at the end of 1998. Prime also dropped three times in the last four months of 1998, impacting a significant piece of the bank's prime based loan portfolio. Management has adjusted deposit rates on all products during the last twelve months to match the market for changes in earning asset returns. Margins have improved to near pre-1998 levels. The loan to deposit ratio is currently 74.5%.




                       Page: 10



PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 9/99-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation                  (Unaudited)


Provision for Loan Losses:

     The loan loss provision is a charge against earnings necessary to maintain the reserve for loan losses at a level consistent with management's evaluation of the credit quality and risk adverseness of the portfolio. Management makes a quarterly evaluation as to the adequacy of the current loan loss reserve. Management's detailed analysis as of September 30, 1999 supports the adequacy of the current loan loss level of $2.2 million.

     Chesapeake Bank's management maintains a reserve for loan loss that they feel represents a conservative estimate of potential losses in the Bank's loan portfolio. The methodology incorporates subjective factors into the evaluation of the adequacy of the loan loss reserve such as:
    The effect of volume and trends in delinquencies and nonaccrual loans. The effect of trends in portfolio volume, maturity, and composition. An estimate of future loss on all significant loans and assessment of underwriting and lending policies and procedures including those for charge off, collection and recovery.
    Experience, ability and depth of lending management and staff.
    The effect of national and local economicconditions and downturns in specific industries.
    Concentrations of credit that might affect loss experience across one or more components of the portfolio.
    The results of any independent reviews of the portfolio.

The loan loss reserve is 1.8% of gross loans as of   September 30, 1999
    and December 31, 1998.

     Noninterest Income:

     Noninterest income is up 15.1% or $435,697 from the same period last year. Chesapeake Bank's Business
Manager product generated $845,721 in gross revenue for the first nine months ended September 30, 1999, compared to the same period last year of $672,604.
Managed assets in the business manager program were $7,863,052 at September 30, 1999 and $7,131,665 at
September 30, 1998.

     The merchant card program has generated $623,248 or 28.2% more in gross revenue through September of this year than in the same period last year due primarily to increased fees and additions to the customer base. Service charges on deposit accounts have increased 16.5% or $65,405 over the same period last year due to new account growth. The ATM fee income to date is $175,617, up 27.1%, or $37,421 from one year ago.





                       Page: 11


PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 9/99-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation                      (Unaudited)

Noninterest Expenses:

     Employee salary expense amounted to $2,389,981 and $2,225,584 for the nine months ended September 30, 1999 and 1998, respectively. Benefits expense is up 19.2% or $85,791 from September 30, 1998. Management opened the regional financial services center in the City of Williamsburg (the Lafayette Street Office) in June of
1998. This is the third Chesapeake banking office in the Williamsburg/James City County area. In addition to the Chesapeake Investment Services Investment
Manager resident in that office, management employed an Investment Advisor for the Chesapeake Financial Group.

     Occupancy expenses are up 8.7% or $93,137 from September 30, 1998 primarily due to maintenance expenses at branches and the acquisition/development and maintenance of the School Street property (the
Operations Center) in Kilmarnock. This Operations
Center was occupied on the first of October, 1998. The
School Street Operations Center houses the Loan
Processing Center, Administrative Support, and Data
Processing/Operations. Equipment maintenance as well as insurance costs have also increased.

     The Bank sold the old Operations Center building at 1 N. Main Street. The transaction settled during the third quarter. All undepreciated assets and improvements were written off during the same period.



                       Page: 12



PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 9/99-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
  Condition or Plan of Operation                     (Unaudited)

 Assets and Loans:

     At September 30, 1999, Chesapeake Financial Shares had total assets of $188.3 million, up 3.5% from $181.9 million at December 31, 1998 and up 9.9% from $171.3 million of one year ago. Management has budgeted for a 2.0% growth in total assets for 1999.

     Total loans (gross) at September 30, 1999 were
$125.4 million, representing an increase of 12.5% from December 31, 1998, when loans were $111.4 million.
Chesapeake Bank's loan quality is good as the following table shows. Management is confident that no serious delinquency trends are developing.

                                    9/30/99      12/31/98
                                    -------      --------
          Nonaccrual loans         $190,235      $202,434
          90 days past due              926         3,815
          Restructured loans              0             0
                                   ________      ________
          Totals                   $191,161      $206,249

     Management is also confident there will be no loss incurred as the Bank is well secured on these assets.
There are no impaired loans outstanding at the end of either period.

     Year to date charge offs through September 30, 1999 were $8,962 as compared to $23,467 as of September
30, 1998.  Recoveries through September 30, 1999 were
$18,956 as compared to $18,348 as of September 30, 1998.

     Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director's Loan Review Committee. There have been no material changes in the concentrations of credit within the past three months that would warrant above average additions to the reserve. The Bank's only concentrations of credit greater than 70% of capital are individual consumer (156% of capital) and residential real estate (87% of total capital). Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

     The Bank's Other Real Estate Owned (OREO) portfolio currently has two properties with a total carrying value of $185,000. Bank management is currently marketing these properties. The Bank also has no repossessed assets.

     Deposits:

     Deposits are essentially unchanged at $ 165.3 million at September 30, 1999 and $164.6 million at December 31, 1998. Deposits were $165.3 million and
$150.7 million at September 30, 1999 and September 30,
1998, respectively. The Bank's mix of deposit dollars has changed from one year ago with net increases in noninterest bearing and lower interest bearing savings balances. During the same period total certificate dollars have decreased. It is management's opinion that this is due to new product offerings and promotions, the lower interest rate environment and the over-valued equity market. Since the latest prime increases this trend is slowing.



                       Page: 13



 PART II. Item l. - OTHER INFORMATION 9/99-10QSB
Chesapeake Financial Shares, Inc.
Legal Proceedings
---------------------------------------------------------------------
None to report

PART II.  Item 2.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Changes in Securities
--------------------------------------------------------------------
None to report.

PART II.  Item 3. -  OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Default Upon Senior Securities
--------------------------------------------------------------------
None to report.

PART II.  Item 4.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------
None to report.

PART II.  Item 5.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Other Information
--------------------------------------------------------------------
     As of May 30, 1998, the Bank and Holding Company completed a safety and soundness examination an Information Systems examination, a Phase II Y2K examination, and a Trust examination, performed by the Federal Reserve Bank of Richmond.

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




                       Page: 14



PART II. Item 6. - OTHER INFORMATION 9/99-10QSB
Chesapeake Financial Shares, Inc.
Exhibits and Reports on Form 8-K
(Unaudited)

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




                       Page: 15


SIGNATURES
Chesapeake Financial Shares, Inc.                      SEC 10-QSB 9/99

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           Chesapeake Financial Shares, Inc.
                     (Registrant)



        11/9/99
         (Date)                   (Signature)
                            Douglas D. Monroe, Jr.
                       Chairman and Chief Executive Officer



        11/9/99
         (Date)                   (Signature)
                                John H. Hunt, II
                       Secretary and Chief Financial Officer



























                       Page: 16