Form 10KSB
period 1999-12-31
CHESAPEAKE FINANCIAL SHARES INC
filed 2000-03-30
CIK 847538

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                   For the fiscal year ended December 31, 1999

                         Commission file number: 0-18543

                        CHESAPEAKE FINANCIAL SHARES, INC.
                        ---------------------------------

                   Virginia                   54-1210845
                  ---------                   ----------
            (State or other jurisdiction of   (I.R.S Employer
            incorporation or organization)    Identification No.)

            19 N. Main St., Kilmarnock, VA             22482
            ------------------------------            ------
       (Address of principal executive offices)      (Zip Code)

     Issuer's telephone number, including area code: (804)435-1181

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
     Yes    X   No
        --------  --------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
     10-KSB or any amendment to this Form 10-KSB. [   ]
                                                   ---

     State issuer's revenues for its most recent fiscal year $17,947,725.

     The aggregate market value of Common Stock of Chesapeake Financial Shares, Inc. held by nonaffiliates was approximately $15,421,109 based upon the sales price per share of $20.50 on February 1, 2000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2000.

          Class                          Outstanding at March 1, 2000
          -----                          ----------------------------
     Common Stock, $5.00 par value                1,232,807

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference.
     (1)Portions of the Annual Report to Shareholders for the year ended December 31, 1999 are incorporated into Part II, Items 5 through 7 of this Form 10-KSB.
     (2)Portions of the definitive proxy statement for the 2000 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

Transitional Small Business Disclosure Format Yes    No X
                                                 ---   ---

                       CHESAPEAKE FINANCIAL SHARES, INC.
                                  FORM 10-KSB
                                     INDEX
                                     -----

                                     PART I

                                                                            Page
                                                                            ----

Item 1.    Description of Business......................................    3-12
           Statistical Information .....................................   13-24

Item 2.    Description of Property......................................      25

Item 3.    Legal Proceedings............................................      25

Item 4.    Submission of Matters to a Vote of Security Holders .........      25

                                    PART II

Item 5.    Market for Common Equity and Related Stockholder
                 Matters................................................      25

Item 6.    Management's Discussion and Analysis or Plan of
                 Operation .............................................      25

Item 7.    Financial Statements.........................................      25

Item 8.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure ...................      25

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the
                 Exchange Act ..........................................      25

Item 10.   Executive Compensation.......................................      26

Item 11.   Security Ownership of Certain Beneficial Owners and
                 Management ............................................      26

Item 12.   Certain Relationships and Related Transactions...............      26

Item 13.   Exhibits and Reports on Form 8-K.............................      26

Signatures .............................................................      27

                                     PART I
                                     ------

Item 1. Description of Business
-------------------------------

The Company

     Chesapeake Financial Shares, Inc. (the "Company") is an independent, community owned one-bank holding company based in Kilmarnock, Virginia. The Company was incorporated under the laws of the Commonwealth of Virginia in 1982 in connection with the reorganization of Chesapeake Bank (the "Bank", organized in 1900) into a one-bank holding company structure. The Company conducts substantially all of its business activities through its wholly-owned subsidiary
- the Bank. Additionally, the Company operates Chesapeake Financial Group, Inc., Chesapeake Mortgage Company, Inc. (Inactive), Chesapeake Insurance Agency, Inc., t/a Chesapeake Investment Services, and CNB Properties, Inc.

     On December 31, 1999, the Company and its subsidiaries had 105 full-time equivalent employees.

The Bank

     The Bank is a full-service commercial bank incorporated under the laws of the Commonwealth of Virginia, and traces its origins back to 1900. The current Bank was formed by the merger on April 27, 1968 of Chesapeake Banking Company, headquartered in Lively, Virginia, and Lancaster National Bank, headquartered in Irvington, Virginia. Lancaster National Bank was originally chartered on April 14, 1900, and Chesapeake Banking Company was organized on October 15, 1920. The Bank (formerly Chesapeake National Bank) converted from a national to a state chartered bank on June 27, 1995.

     The Bank has grown to provide a full range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, commercial, residential real estate and consumer loan services, safekeeping services and trust and estate services. Other products include Touch Tone Teller, 24 hour access services, and annuity and brokerage services. In February 2000, the Bank introduced internet banking products, including a bill paying service. The Bank is a member of the Federal Reserve System and its deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation.

     Total assets have increased 8.6%, 10.9%, and 14.7% for each of the years ended December 31, 1999, 1998 and 1997, respectively over prior years. At December 31, 1999, total loans amounted to $130.6 million, a 19.4% increase from $109.4 million in total loans at December 31, 1998, which was a 7.1% increase from the previous year-end total of $102.1 million at December 31, 1997. Growth in total deposits has followed a similar pattern with increases of 6.2%, 11.6%, and 15.6% during 1999, 1998 and 1997, respectively over prior years.

     The Bank operates nine banking offices and thirteen ATMs. The Bank expanded its market area to the James City County/Williamsburg area in May 1995 with the opening of its James City County (JCC) Winn-Dixie office. The JCC office was closed on January 31, 2000 as the initial lease term expires in April 2000. In May 1996, the Bank opened its Five Forks/Williamsburg Office. The Bank also operates a full service banking facility opened in June 1998, which is in Williamsburg on Lafayette Street, near Merchant Square. This branch functions as a regional office and houses Chesapeake Financial Group, Inc. and Chesapeake Investment Services.

     The Bank's existing market area covers most of the area north of the Rappahannock River and south of the Potomac River known as the "Northern Neck", the area bounded on the south by the York River and on the north by the Rappahannock River, known as the "Middle Peninsula", and the Williamsburg area north of the James River.

     The Bank's current market area is largely rural. The principal businesses in the area are small commercial enterprises and businesses related to residential real estate activities, both of which have benefited from the area's popularity as a retirement and summer home location. The growth of the York County - James City County/Williamsburg - Hampton triangle has provided additional commercial and residential business activity, which diversifies revenue sources.

     With the exception of the Bank's Rappahannock Westminster-Canterbury Office
(RWC), the Gloucester Winn-Dixie Office, the JCC Office, and the Five Forks Office, the Bank's Main Office and branch offices are held in fee, free of any encumbrances. The RWC Office is leased under an agreement that expires May 31, 2000. The Gloucester and the JCC branches occupy facilities rented from Winn-Dixie Raleigh. The second term on the Gloucester lease on the premises expires in October of 2005 and has one five year renewal. The JCC lease expires May of 2000 and will not be renewed. The retail office at JCC closed on January 31, 2000. The Five Forks Office lease expires December 31, 2000.

     The Bank's branch offices are located as follows:

Gloucester Winn-Dixie Office    Hayes Office             Lively Office
6569 Market Drive               3140 George Washington   Route 3 & 201
The Shoppes at Gloucester           Memorial Hiway       Lively
Gloucester                      Hayes Shopping Center
                                Hayes

Rappahannock Westminster        Kilmarnock Office        Mathews Office
Canterbury Office               97 North Main Street     Route 14 & 198
10 Lancaster Drive              Kilmarnock               Mathews Courthouse
 Irvington                                               Mathews

Irvington Office                Five Forks Office        Lafayette Street
King Carter Drive &             4492 John Tyler Highway      Financial Center
    Tavern Road                 Williamsburg             1229 Lafayette Street
Irvington                                                Williamsburg

The Mortgage Company

     Chesapeake Mortgage Company, Inc. (the "Mortgage Company"), which is a wholly-owned subsidiary of the Company, is curently inactive.

     See "Lending Activities" below for further information on the mortgage lending services offered by the Bank.

The Investment Companies

     Chesapeake Financial Group, Inc. ("CFG") was incorporated August 31, 1998 and opened for business at year end 1998. CFG has established unique partnerships with premier investment managers to offer superior portfolio management coupled with highly customized service to high net worth individuals and institutions.

     Chesapeake Insurance Agency, Inc., formerly T/A Chesapeake Title Company, (the "Title Company"), which is a wholly-owned subsidiary of the Bank, completed its ninth year of operations in 1999. Chesapeake Insurance Agency, Inc. is now T/A Chesapeake Investment Services ("CIS") and offers fixed and variable annuity products, mutual funds and discount brokerage products. The Bank, the Bank's trust department, CIS, and CFG combine to offer services for every financial need.

Other Entities

     CNB Properties, Inc. was formed September 23, 1991, to provide a corporate entity to buy and hold properties (such as foreclosures) on a temporary basis.

Lending Activities

     The Company provides a wide range of commercial, real estate, and consumer loan services through the Bank.

     Commercial Lending. Commercial lending activities to the Bank's commercial, industrial, agricultural, and governmental customers include the making of asset-based and other secured loans, making unsecured loans, and offering demand and term loans. Management believes commercial loans offer the potential for better yields and repricing characteristics than most other types of loans. At December 31, 1999, the Bank's commercial loan portfolio amounted to $62.1 million, or 46.7% of its total loan portfolio. For a breakdown of the major loan classifications, see Note 3 to the Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders, portions of which are provided in Exhibit 13 to this report and are incorporated by reference herein. Of the $62.1 million of commercial loans at December 31, 1999, 65.4% of such loans either matured or were subject to repricing within one year. (see Table 4 at page 18).

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his employment and other income, commercial loans generally involve more risk. Commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of its business and are generally secured by business assets, such as accounts receivable, equipment, and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. At December 31, 1999, 96.3% of the commercial loans were secured by some form of collateral and 0.54% of the Bank's commercial loan portfolio was 30 days or more delinquent. See Table 6 at page 20 showing the amount of commercial loans charged off during 1999 and 1998.

     Real Estate Lending. The Bank's second largest loan category is its real estate loan portfolio (both mortgage and construction lending), which amounted to $39.7 million at December 31, 1999, or 29.9% of the Bank's total loan portfolio. The Bank offers permanent fixed and adjustable rate first mortgage loans on one-to-four family residential properties. Most of the long-term fixed rate mortgages and the adjustable rate mortgages are underwritten and documented in accordance with the guidelines of the Federal Home Loan Mortgage Corporation and are sold in the secondary market within fifteen to sixty days after the loan closing date.

     The Bank emphasizes the origination of adjustable rate mortgages in order to increase the proportion of the Company's total loan portfolio with more frequent repricing. At December 31, 1999, 50.2% of the mortgage portfolio was subject to repricing or maturing within twelve months.

     The relative customer demand for adjustable-rate and fixed-rate residential mortgage loans has varied considerably, depending on such factors as the level of interest rates and expectations regarding future interest rates and the supply of new housing units placed on the market in the Company's trade area. As part of its residential lending program, the Bank offers construction loans with 80% loan-to-value ratios to qualified builders and individuals. Construction loans generally have terms of up to twelve months and interest rates, which generally are fixed commitments. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. In addition to builders' projects, the Bank finances the construction of individual, owner- occupied houses where qualified contractors are involved. Construction loans are structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution.

     Construction loans afford the Bank the opportunity to charge higher loan origination fees, to increase the frequency of repricing of its loan portfolio and to earn yields higher than those obtainable on adjustable-rate loans secured by existing one-to-four-family residential properties. These higher yields reflect the higher risks associated with construction lending, principally the difficulty in evaluating accurately the total funds required to complete a project and the post-completion value of the project. As a result, the Bank places a strong emphasis upon the borrower's ability to repay principal and interest.

     Consumer Lending. As the competitive and regulatory environments have changed, the Company has sought to expand its retail banking services to complement the range of traditional consumer services already offered. The Bank has maintained its emphasis on consumer loans (a 25.5% increase in 1999 over 1998 and a 31.4% increase in 1998 over 1997) because of their attractive yields and repricing characteristics. The Bank currently originates a variety of consumer loans, including lines of credit secured by owner-occupied real estate, real estate equity loans, boat loans, loans secured by deposits, unsecured loans and automobile loans. The Bank's consumer loan portfolio was approximately $26.8 million at December 31, 1999, or 20.2% of its total loan portfolio.

     Consumer loans generally are considered to entail greater risk than residential mortgage loans secured by first liens on owner-occupied properties. The Bank's underwriting and screening processes have been designed to reduce this risk and have, to date, limited the Bank's consumer delinquency rate to levels below industry averages. At December 31, 1999, only 0.40% of the Bank's consumer loan portfolio was 30 days or more delinquent.

     The Company has adopted FASB (Financial Accounting Standards Board) No. 114, "Accounting by Creditors for Impairment of a Loan". This statement has been amended by FASB No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Statement 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value of the collateral. Statement 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for credit losses and interest income recognized on loans.

     The Company considers all consumer installment loans and residential mortgage loans to be homogeneous loans. These loans are not subject to impairment under FASB 114. A loan is considered impaired when it is probable that the Company will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired if the factors above indicate a need for impairment. A loan on nonaccrual status may not be considered impaired if it is in the process of collection or there is an insignificant shortfall in payment. An insignificant delay of less than 30 days or a shortfall of 5% of the required principal and interest payment generally does not indicate an impairment situation, if in management's judgment the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as an impaired loan under FASB 114. Charge-offs for impaired loans occur when the loan, or portion of the loan, is determined to be uncollectable. The Company had no loans subject to FASB 114 at December 31, 1999, 1998, and 1997.

Long-Term Debt

     See Note 5 to the Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders, portions of which are provided in Exhibit B to this report and are incorporated by reference herein for information concerning term loan agreements of the Company.

Competition

     The Bank is subject to intense competition from various financial institutions and other companies or firms that offer financial services. In its market area, the Bank is and will be competing with several national and regional banking institutions, including First Virginia Bank, Wachovia Bank, SunTrust Bank, Bank of America, and First Union. The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and with issuers of commercial paper and securities, such as money market and mutual funds. In making loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders. Federal and state law changes in recent years have significantly increased competition among financial institutions, and current trends towards further deregulation may be expected to increase such competition even further. Many of the financial organizations in competition with the Company have greater financial resources than the Company and are able to offer similar services at varying costs with greater loan capacities.

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

     Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorizes the Federal Reserve Board to permit adequately capitalized and adequately managed bank holding companies to acquire all or substantially all of the assets of an out-of-state bank or bank holding company, subject to certain conditions, including nationwide and state concentration limits. Banks also are able to branch across state lines (unless state law would permit such interstate branching at an earlier date), provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Virginia law permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is based.

     Capital Requirements. The Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC") and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least, half of the total capital is required to the "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 1999 were 10.4% and 11.7%, respectively, exceeding the minimums required.

     In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets). These guidelines provide for a minimum ratio of 3% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. The leverage ratio of the Company as of December 31, 1999, was 8.3%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

     The Bank is subject to various statutory restrictions on its ability to pay dividends to the Company. Under the current supervisory practices of the Bank's regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. Under these supervisory practices, at December 31, 1999, the Bank could have paid additional dividends to the Company of approximately $2.9 million, without obtaining prior regulatory approval. The payment of dividends by the Bank or the Company may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe and unsound practice.

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

     The Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 ("GLBA") was signed into law on November 12, 1999. The main purpose of GLBA is to permit greater affiliations within the financial services industry, primarily banking, securities and insurance. While certain portions of GLBA became effective upon enactment and on March 11, 2000, many other provisions do not become effective until May 2001 and most of the regulations implementing the law have not yet been issued. As a result, the overall impact of GLBA on the Company cannot be predicted at this time. The provisions of GLBA that are believed to be of most significance to the Company are discussed below.

     GLBA repeals sections 20 and 32 of the Glass-Steagall Act, which separated commercial banking from investment banking, and substantially amends the BHCA, which limited the ability of bank holding companies to engage in the securities and insurance businesses. To achieve this purpose, GLBA creates a new type of company, the "financial holding company." A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including

     . securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and

     .    insurance underwriting, sales and brokerage activities.

     A bank holding company may elect to become a financial holding company only if all of its depository institution subsidiaries are well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating.

     GLBA establishes a system of functional regulation under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the Securities and Exchange Commission ("SEC") will regulate their securities activities and state insurance regulators will regulate their insurance activities.

     With regard to Federal securities laws, GLBA removes the blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934, and sets out a number of limited activities, including trust and fiduciary activities, in which a bank may engage without being considered a broker, and a set of activities in which a bank may engage without being considered a dealer. The Investment Advisers Act of 1940 also will be amended to eliminate certain provisions exempting banks from the registration requirements of that statute, and the Investment Company Act of 1940 will be amended to provide the SEC with regulatory authority over various bank mutual fund activities.

     GLBA also provides new protections against the transfer and use by financial institutions of consumers nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The new privacy provisions will generally prohibit a financial institution from providing a customer's personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

     At this time, the Company is unable to predict the impact GLBA may have upon its or its subsidiaries' financial condition or results of operations. The Company is currently reviewing the new law and at this time has not elected to be treated as a financial holding company under GLBA.

Other

     In December of 1997 the Company satisfactorily completed a Transfer Agent Examination and the Bank satisfactorily completed a Phase I and Phase II Year 2000 Examination, all performed by the Federal Reserve Bank of Richmond. During the second quarter of 1998, the Bank and the holding company satisfactorily completed a comprehensive combined Safety and Soundness examination, Consumer Compliance Examination and a Community Reinvestment Act Examination performed by the Federal Reserve Bank of Richmond. As of September 30, 1999, the Bank satisfactorily completed a Safety and Soundness Examination performed by the Bureau of Financial Institutions, State Corporation Commission, Commonwealth of Virginia.

     As a result of these examinations management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

Forward-Looking Statements

     This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (a) competitive pressure in the financial services industry increases significantly; (b) changes in the interest rate environment reduce margins; (c) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (d) changes occur in the financial services regulatory environment; and (e) changes occur in the securities markets.

Item 1.  Statistical Information
--------------------------------

     The following statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

                                     INDEX

                                                                     Page

TABLE 1.     Average Balance Sheets, Net Interest Income, and Rates.14-15

TABLE 2.     Analysis of Change in Net Interest Income...............  16

TABLE 3.     Types of Investment Securities..........................  17

TABLE 4.     Maturity Schedule of Selected Loans as of Dec. 31, 1999   18

TABLE 5.     Risk Elements...........................................  19

TABLE 6.     Summary of Reserve for Loan Losses......................  20

TABLE 7.     Allocation of the Reserve for Loan Losses...............  21

TABLE 8.     Deposits................................................  21

TABLE 9.     Return on Equity and Assets.............................  22

TABLE 10.    Short Term Borrowing....................................  22

TABLE 11.    Interest Sensitivity Analysis...........................  23

TABLE 12.    Analysis of Capital.....................................  24

                                    TABLE 1
            AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

     The following table depicts interest income on earnings assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated.


                                    Year Ended December 31,
                                    -----------------------

                                        1999                      1998
                                        ----                      ----
                                       Annual                     Annual
                              Average  Income/  Yield/  Average  Income/  Yield/
                              Balance  Expense    Rate  Balance  Expense    Rate
                              -------  -------    ----  -------  -------   -----
                                            (Dollars in Thousands)
Assets:
Securities:
Taxable                      $ 29,351   $1,688  5.75%  $ 34,234  $1,886  5.51%
Tax-exempt(1)                  13,291      684  7.82%    11,749     605  7.80%
                             --------   ------         --------  ------
Total securities               42,642    2,372  6.40%    45,983   2,491  6.10%
Loans (net of unearned
 income):
 Taxable(2)                   119,470   10,859  9.09%   103,215   9,962  9.65%
 Tax-exempt                     1,846      138 11.36%     2,567     205 12.10%
                             --------   ------         --------  ------
Total  loans                  121,316   10,997  9.12    105,782  10,167  9.71%
Federal funds sold and
repurchase agreements             975       40  4.10%     1,702      89  5.23%
Interest-bearing deposits
in other banks                    284       14  4.93%       346      16  4.62%
                             --------   ------  ----   --------  ------  ----
Total earning asset
                              165,217   13,423  8.38%   153,813  12,763  8.57%
Less:  allowance for loan
 losses                        (2,137)                   (1,806)
Total nonearning assets        24,349                    19,980
                              -------                   -------
Total assets                 $187,429                  $171,987
                             --------                  --------

            AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

                                       Year Ended December 31,
                                       -----------------------

                                 1999                          1998
                                 ----                          ----
                                 Annual                        Annual
                        Average  Income/  Yield/    Average   Income/  Yield/
                        Balance  Expense    Rate    Balance   Expense    Rate
                        -------  -------    ----    -------   -------   -----
                                    (Dollars in Thousands)
Liabilities and Shareholder's Equity:
Interest-bearing deposits:
   Checking             $50,065   $1,654   3.30%    $27,170     $ 728   2.68%
   Regular savings       10,955      282   2.57%     12,305       332   2.70%
   Money market savings
                          4,464      129   2.89%      6,189       178   2.88%
Certificates of deposit:
$100,000 and over        14,326      681   4.75%     16,908       897   5.31%
Under $100,000           63,159    3,232   5.12%     70,205     3,932   5.60%
                         ------    -----   ----      ------     -----   ----
Total interest-bearing
   deposits             142,969    5,978   4.18%    132,777     6,067   4.57
Federal funds purchased
   and securities sold under
   agreements to repurchase
                          2,737      149   5.44%        648        36   5.56%
Other borrowing             858       47   5.48%        884        49   5.54%
                          -----      ---   ----      ------      ----   ----
   Total interest-bearing
      liabilities       146,564    6,174   4.21%    134,309     6,152   4.58%
Noninterest bearing liabilities:
   Demand deposits       23,996                      21,861
   Other liabilities      1,530                       1,462
                         ------                      ------
Total liabilities       172,090                     157,632
Shareholders' equity     15,339                      14,355
Total liabilities and share-
   holders' equity     $187,429                    $171,987
Net interest income/yield         $7,249   4.65%               $6,611   4.57%
Interest rate spread                       4.17%                        3.99%

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

                                                     Year Ended December 31,
                                                     -----------------------
                                             1999 vs.1998               1998 vs. 1997
                                          Increase (Decrease)        Increase (Decrease)
                                         Due to Changes in:(1)      Due to Changes in:(2)
                                       -------------------------  ------------------------
                                       Volume      Rate    Total  Volume     Rate    Total
                                       ------      ----    -----  ------     ----    -----
                                                        (In thousands)
Earning Assets:
Securities:
  Taxable                              $ (268)   $   70   $ (198)   $399   $ (149)  $  250
  Tax-exempt                               79         0       79      28      (12)      16
Loans
 Taxable                                1,567      (670)     897     799      291    1,090
 Tax-exempt                               (57)      (10)     (67)     31        8       39
Federal funds sold
  and repurchase
  agreements                              (38)      (11)     (49)     34       (3)      31
Interest-bearing deposits
  in other banks                           (3)        1       (2)    (13)     (11)     (24)
                                       ------    ------   ------    ----   ------   ------
Total earning
    assets                             $1,280    $ (620)  $  660  $1,278    $ 124   $1,402
                                       ------    ------   ------  ------   ------   ------

Interest-Bearing Liabilities:
  Interest checking                    $  615    $  311   $  926    $161   $   59   $  220
  Regular savings                         (36)      (14)     (50)     23        1       24
  Money market savings                    (50)        1      (49)      6       (2)       4
Time deposits:
   CDS $100,000 or more                  (137)      (79)    (216)     87      (41)      46
   CDS Other                             (396)     (304)    (700)    390       38      428
                                       ------    ------     ----   ------  ------   ------
Total interest-bearing
  deposits                                 (4)      (85)     (89)    667       55      722
Federal funds purchased
  and securities sold
  under agreements to
  repurchase                              116        (3)     113     (11)      (4)     (15)
Other borrowing                            (1)       (1)      (2)     37        1       38
                                       ------    ------   ------    ----   ------   ------
Total interest-bearing
   liabilities                         $  111    $  (89)  $   22   $ 693   $   52   $  745
                                       ------    ------   ------    ----   ------   ------
Change in net interest
  income:                              $1,169    $ (531)  $  638   $ 585    $  72   $  657
                                       ------    ------   ------    ----   ------   ------

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

                                    TABLE 3
                   SECURITIES HELD FOR RESALE AND INVESTMENT
                    MATURITY DISTRIBUTION AND AVERAGE YIELD

                                                         December 31,
                                                         ------------
                                                        1999       1998
                                                      -------     -------
Book Value:                                              (In thousands)
U.S. Government securities .........................  $24,195     $29,046
State and political subdivisions ...................   13,571      12,330
Other securities....................................    2,555         835
                                                      -------     -------
   Total securities                                   $40,321     $42,211

Maturities of Securities Held at December 31, 1999

                                                            Over Ten
                               One       One      Five     Years and
                               Year    to Five   to Ten     Equity
                             or Less    Years     Years   Securities    Total
                             --------  --------  -------  -----------  --------
                                          (Dollars in thousands)
U.S. Agency Securities:
 Book value                   $1,292         -        -            -   $ 1,292
 Market value                  1,257         -        -            -     1,257
 Weighted average yield(1)
                                5.88%        0%       0%           0%     5.88%
State and Political
 Subdivisions:
 Book value                        -       344    3,291        9,936    13,571
 Market value                      -       353    3,219        9,595    13,167
Weighted average yield(1)          0%     9.06%    8.20%        8.26%     8.27%
Corporate Debt Securities:
 Book value                        -         -    1,059          507     1,566
 Market value                      -         -    1,027          486     1,513
 Weighted average yield(1)         0%        0%    6.78%        6.56%     6.71%
Mortgage Backed Securities:
 Book value                    2,600    17,244    3,063            -    22,907
 Market value                  2,605    16,949    2,917            -    22,471
Weighted average yield(1)       6.14%   6.40%-     6.84%           0%     6.43%
Other Securities:
 Book Value                        -       150      739          100       989
 Market Value                      -       150      739          100       989
Weighted Average Yield(1)          -%     6.52%    5.54%        5.83%     5.72%
Total Securities:
 Book value                   $3,892   $17,738   $8,152      $10,543   $40,325
 Market value                  3,862    17,452    7,902       10,181    39,397
 Weighted average yield(1)      6.05%     6.45%    7.26%        8.16%     7.06%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.
The Bank held only one issue, an agency security, that exceeded 10% of Shareholder's Equity at December 31, 1998.

                                    TABLE 4
             LOAN PORTFOLIO AND MATURITY SCHEDULE OF SELECTED LOANS
                            AS OF DECEMBER 31, 1999


     For the table and accompanying notes addressing the loan portfolio, see "Note 3. Loans" on page 14 of the Annual Report to Shareholders which is incorporated by reference herein (attached as Exhibit 13 to this Form 10-KSB).

     The maturity distribution and rate sensitivity of certain categories of loans as of December 31, 1999 is presented below.

     Management considers the liquidity of the Company to be adequate. Sufficient assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. In addition, secondary sources are available through the use of borrowed funds. See Table 10 at page 18.


                                      1 Year or Less          1-5 Years          Over 5 Years
                                     ----------------     -----------------     ---------------
                                     Fixed   Variable     Fixed    Variable     Fixed  Variable
                                      Rate       Rate      Rate        Rate      Rate      Rate
                                      ----       ----      ----        ----      ----      ----
                                                       (Dollars in thousands)
Commercial and other                $8,270    $32,323   $ 5,817     $13,032   $ 4,179  $     0
Real estate-construction             1,463         11         0           0     1,320        0
Real estate mortgage                   730     11,633     1,861      20,951     1,780        0
Consumer installment                 7,989      2,804    10,661          83     5,295        0
                                   -------    -------   -------     -------   -------  -------
 Total                             $18,452    $46,771   $18,339     $34,066   $12,574        0
                                   -------    -------   -------     -------   -------  -------

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

                                     December 31,
                                     -----------
                                     (Thousands)
                                    1999     1998
                                    ----     -----
Nonaccrual loans(1)             $    155   $  202

Restructured loans                     0        0

Foreclosed properties                185      185
                                --------   ------

Total nonperforming assets      $    340   $  387
                                --------   ------

Loans past due 90+ days and
 accruing interest              $      4   $    4

Reserve for loan losses
 to period end loans                 1.7%     1.8%

Reserve for loan losses to
 nonaccrual loans                1,449.1%   999.7%

Nonperforming assets to
 period-end loans and
 foreclosed properties (2)          0.26%     .35%

Net charge-offs (recoveries)
 to average loans                   0.02%   (0.32%)

(1)There were no troubled debt restructurings in 1999 or 1998. The Bank expects to charge off $586,076 in problem loans (fully reserved at December 31, 1999). These loans present potential risk of non-payment and are not included in the numbers above. The Bank expects to collect all other payments due. See the discussion on page 31 of the 1999 Annual Report to Shareholders and Note 3 to the Financial Statements contained therein for additional information on the risk elements associated with the loan portfolio.

(2)As of December 31, 1999, performing loans totaling approximately $5.9 million were identified as potential problem loans through internal loan review systems and procedures. The Bank has specifically reserved for potential losses in these loans as of year end.

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

                                                        Year ended December 31,
                                                        -----------------------
                                                         1999             1998
                                                         ----             ----
                                                         (Dollars in thousands)

Reserve, beginning of period                           $2,024           $1,740

Loans charged off:
 Commercial                                                (8)            (330)

 Real estate construction                                   0                0

 Real estate mortgage                                       0                0

 Consumer                                                 (19)             (25)
                                                       ------           ------

Total loans charged off                                   (27)            (355)
                                                       ------           ------

Recoveries of loans previously charged off:
 Commercial                                                27                0

 Real estate - construction                                 0                0

 Real estate - mortgage                                     0                7

 Consumer                                                  19               12
                                                       ------           ------

Total recoveries                                           46               19
                                                       ------           ------

Net loans (charged off) recovered
                                                           19             (336)
Provision for (recovery off) loan losses
                                                          210              620
                                                          ---              ---

Balance, end of period                                 $2,253           $2,024
                                                       ------           ------

Net charge-offs (recoveries) to average loans
                                                         0.02%           (0.32%)

                                    TABLE 7
                   ALLOCATION OF THE RESERVE FOR LOAN LOSSES

  The following table provides a breakdown of the allowance for loan losses by major categories of the Company's loan portfolio. See Note 3 to the Financial
              Statements for the amount of loans in each category.

                                                     1999                          1998
                                               Percent of loans              Percent of loans
                                               in each category              in each category
                                        Amount   to Total Loans   Amount      to Total Loans
                                        ------  ---------------   ------     ----------------
                                                      (dollars in thousands)
Commercial                              $1,559            46.7%  $1,233            44.1%
Real estate - construction                   0             2.1        0             4.9
Real estate - mortgage                     408            27.8      463            29.6
Consumer                                   264            20.2      299            19.2
Other                                       23             1.1       29             0.8
Participations                               0             2.1        0             1.4
                                        ------           -----   ------           -----

Total                                   $2,254           100.0%  $2,024           100.0%
                                        ------           -----   ------           -----


                                    TABLE 8
                                    DEPOSITS

     The average balance and rates for certain categories of deposits for the last two years are shown in the following table:

                                                Year ended December 31,
                                                -----------------------
                                              1999                1998
                                            --------            --------
                                         Average  Average   Average   Average
                                         Balance    Rate    Balance     Rate
                                         -------  --------  --------  --------
                                               (dollars in thousands)

Non-interest bearing demand deposits
                                         $ 24,026            $ 21,141
                                         --------            --------
Interest bearing deposits:
 Interest checking                         50,065     3.30%    27,170     2.68%
 Regular savings                           10,955     2.57     12,305     2.70
 Money market savings                       4,464     2.89      6,189     2.88
Time deposits:
 Certificates of deposit $100,000 or
  more
                                           14,326     4.75     16,908     5.31
 Other certificates of deposit
                                           63,159     5.12     70,205     5.60
                                         --------            --------

Total interest bearing deposits
                                          142,969     4.18    132,777     4.57
                                         --------            --------

Total deposits                           $166,965     3.58%  $153,918     3.94%
                                         --------            --------

     Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 1999 were (dollars in thousands):

                                     1999
                                   =======

               3 months or less    $ 6,592
               3 - 6 months          2,683
               6 - 12 months         5,257
               Over 12 months        1,453
                                   -------
                  Total            $15,985

                                    TABLE 9
                          RETURN ON EQUITY AND ASSETS

     The ratio of net income to average total assets and average shareholders' equity and certain other ratios for the periods indicated are as follows:

                                              Year ended December 31,
                                              -----------------------
                                                 1999         1998
                                              ----------    ---------

          Return on average assets               1.10%         0.81%

          Return on average equity              13.44%         9.62%

          Dividend payout ratio                 19.73%        24.69%

          Average equity to average assets       8.18%         8.39%



                                    TABLE 10
                              SHORT TERM BORROWING

     The Bank periodically borrows funds through federal funds from its correspondent banks, through securities sold under agreements to repurchase, through the Federal Home Loan Bank of Atlanta, and through the discount window at the Federal Reserve Bank of Richmond. The borrowings mature daily for cash flow requirements. The borrowed amounts and their corresponding rates during 1999 and 1998 are presented below:

                                    Year ended December 31,
                                    -----------------------
                                     (Dollars in Thousands)
                                         1999     1998
                                        ------   -------

Average daily amount outstanding        $4,384   $  648

Average interest rate                     5.35%    5.56%

Maximum outstanding at any month end    $9,000   $3,500

Balance at end of period                $4,800   $    0

                                    TABLE 11
                         INTEREST SENSITIVITY ANALYSIS

                                                  December 31, 1999
                                                  -----------------
                                 Within     90-365     1 to 5      Over
                                90 Days       Days      Years    5 Years    Total
                               --------   --------   --------   --------  -------
                                           (dollars in thousands)
Earnings Assets:
Loans (2)                       $25,891   $ 41,001    $52,262   $ 12,720   $131,874
Securities & Time
 Deposits with
 other banks                      2,086      4,248     15,965     17,097     39,396
Federal funds sold
 and other short-
 term investments                     0          -          -          -          0
                                -------   --------    -------   --------   --------
Total interest
 earning assets
                               $ 27,977    $45,249    $68,227   $ 29,817   $171,270
                                -------   --------    -------   --------   --------

Interest-Bearing
 Liabilities:
Interest checking,
 savings and money
 market savings(3)              $ 3,864   $  8,695    $54,826   $      0   $ 67,385
Certificates of
 deposit:
  $100,000 and over               6,592      7,940      1,453          -     15,985
  Under $100,000                 11,915     33,941     18,603          -     64,459
Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase                    4,800          -          -          -      4,800
Other borrowing                       6         21        121        700        848
                                -------   --------    -------   --------   --------
Total interest-
bearing liabilities             $27,177    $50,597   $ 75,003    $   700   $153,477
                                -------    -------   --------    -------   --------

Period gap                      $   800   $ (5,348)   $(6,776)  $ 29,117   $ 17,793

Cumulative gap                             $(4,548)  $(11,324)   $17,793
Ratio of cumulative
 gap to total
 earning assets(4)                 0.47%     -2.66%     -6.61%     10.39%

(1) The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.

(2) Includes nonaccrual loans.

(3) The Bank's Asset Liability Management Committee has found that interest bearing checking accounts and regular saving accounts are generally not sensitive to changes in interest rates. However, current interest rate levels have warranted placing approximately 6.0% of these balances in the 90 day category.

(4) The Bank's Asset Liability Management Committee monitors interest rate risk using gap analysis and rate shock - market value - duration analysis using regulatory guidelines. The relative risk to earnings based on the gaps in the table above are considered reasonable by management and is within limits established by the Board of Directors.

                                    TABLE 12
                             ANALYSIS OF CAPITAL *

                                       December 31,
                                     1999       1998
                                   ---------  ---------
                                       (thousands)

Tier 1 Capital:
     Common stock                  $  6,132   $  6,148
 Additional paid in capital             265        524
   Retained earnings                  9,737      8,082
    Less:  Goodwill                       0          0
                                   --------   --------
 Total Tier 1 capital              $ 16,134   $ 14,754


Tier 2 Capital:
  Allowance for loan losses           1,939      1,633
  Allowable long-term debt                0          0
                                   --------   --------
  Total Tier 2 Capital                1,939      1,633
  Total risk-based capital         $ 18,073   $ 16,387
                                   --------   --------

Risk weighted assets               $154,703   $130,167


Capital Ratios:
Tier 1 risk-based capital ratio        10.4%      11.3%

Total risk-based capital ratio         11.7       12.6

Tier 1 capital to average
   adjusted total assets                8.3        8.4


* See the captioned "Note 17 Regulatory Matters" which is on page 26 of the Company's 1999 Annual Report to Shareholders, portions of which are provided in
Exhibit 13 to this report and are incorporated by reference herein.

ITEM 2.  Description of Property
--------------------------------

     The Company acquired a 2.647 acre commercial property (formerly the Colonial Store complex) on School Street in Kilmarnock on January 2, 1998. The long term debt is secured by this property. The building is approximately 27,000 square feet. Just over one half of the space is rented to three tenants, Advance Auto, deMedici's Fine Italian Restaurante, and Rappahannock General Hospital. The remaining space is being used by the Administrative Support, Operations, and Loan Processing Center. The vacated space at 1 North Main Street was sold in September, 1999. The space at 19 N. Main Street is leased under an agreement that expires on April 1, 2002 and has a five year renewal.

     The Bank owns and leases properties also described in Item 1 of this report.

ITEM 3.  Legal Proceedings
--------------------------

     The Bank is currently not involved in any material legal proceeding other than ordinary litigation incidental to its business.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------
     This information is included in the Company's 1999 Annual Report to Shareholders at page 33-34 in the section captioned, "Dividend and Market Information".

ITEM 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------
     This information is included in the Company's 1999 Annual Report to Shareholders at pages 31-35.


ITEM 7.  Financial Statements
-----------------------------

     This information is included in the Company's 1999 Annual Report to Shareholders at pages 3-30.

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     There have been no disagreements between the Company and its independent accountants for the past two years.

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     This information is incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders at pages 2 through 4 and page 7 thereof.

     In addition, the Company has the following executive officers:

     Name                   Age   Position for last five years
     ----------------------------------------------------------

     John H. Hunt, II       52    CFO & Secretary for the Company
                                        and the Bank

     Marshall N. Warner     55    EVP since 3/97, SVP/SLO since 11/92
                                        Of the Bank

ITEM 10.  Executive Compensation
--------------------------------

     This information is incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders at pages 4 through 7 thereof.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     This information is incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders at pages 2 and 3 thereof.

ITEM 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     This information is incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders at page 10 thereof.

ITEM 13.  Exhibits and Reports on Form 8-K
------------------------------------------
 (a) Exhibit Index:

     #3   (i) Articles of Incorporation and (ii) Bylaws. Incorporated by
              reference to Exhibits 3.1 and 3.2 of previously filed Registration Statement on Form S-18, Registration No. 33-27825, dated May 15, 1989, as amended.

     #10 Material Contracts. Exhibits 10.1 through 10.3 are incorporated by reference to Exhibit 10 and are filed as noted below:

              10.1 Employee Stock Ownership Plan (previously filed)

              10.2 Douglas D. Monroe, Jr. Deferred Compensation Agreement (previously filed)

              10.3 John H. Hunt, II Employment Agreement (previously filed)

              10.4 401K Overflow Plan (filed herewith)

              10.5 Employee Stock Option Plan (filed herewith)

     #13      1999 Annual Report to Shareholders (filed herewith)

     #21      Subsidiaries of the Registrant (filed herewith)

     #22      None

     #27      Financial data schedule (filed herewith)

 (b) Reports on Form 8-K. No reports were filed by the registrant during the fourth quarter of 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                              CHESAPEAKE FINANCIAL SHARES, INC.


Date:  March 29, 2000      By /s/ Douglas D. Monroe, Jr.
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


/s/  Douglas D. Monroe, Jr.                          March 29, 2000
     ----------------------
     Douglas D. Monroe, Jr.
     Chairman of the Board and
     Chief Executive Officer
     (Principal Executive Officer)

/s/  John H. Hunt, II                                March 29, 2000
     ----------------
     John H. Hunt, II
     Chief Financial Officer and
     Secretary (Principal Financial
     Officer)

/s/  T. Nash Broaddus                                March 29, 2000
     ----------------
     T. Nash Broaddus, Director

/s/  Eugene S. Hudnall                               March 29, 2000
     -----------------
     Eugene S. Hudnall, Director

/s/  Katherine W. Monroe                             March 29, 2000
     -------------------
     Katherine W. Monroe, Director

/s/  Bruce P. Robertson                              March 29, 2000
     ------------------
     Bruce P. Robertson, Director

/s/  William F. Shumadine, Jr.                       March 29, 2000
     -------------------------
     William F. Shumadine, Jr., Director

/s/  Robert L. Stephens                              March 29, 2000
     ------------------
     Robert L. Stephens, Director

/s/  Jeffrey M. Szyperski                            March 29, 2000
     --------------------
     Jeffrey M. Szyperski, Director