Form 10QSB
period 2000-03-31
CHESAPEAKE FINANCIAL SHARES INC
filed 2000-05-11
CIK 847538

U. S. Securities and Exchange commission
                     Washington, D.C.  20549

                          FORM 10-QSB

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                       EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2000.

        Class	                           			Outstanding at May 1, 2000

Common Stock, voting, $5.00 par value		                   1,234,345
Common Stock, non-voting, $5.00 par value 	                     		0



                  CHESAPEAKE FINANCIAL SHARES, INC.

                             FORM 10-QSB

                                INDEX


                 PART I - FINANCIAL INFORMATION

                                                           									Page

	Item 1.   Financial Statements......................................1-5

    Consolidated Balance Sheets
    March 31, 2000 and December 31, 1999.............................1-2

    Consolidated Statements of Earnings
    Three months ended March 31, 2000..................................3

    Consolidated Statements of Cash Flows
    Three months ended March 31, 2000..................................4

    Consolidated Statement of Changes in Stockholder's Equity
    Three months ended March 31, 1999..................................5

    Consolidated Statement of Changes in Stockholder's Equity
    Three months ended March 31, 2000..................................6

    Notes to Consolidated Financial Statements.........................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................8-12

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................13

Item 2.  Changes in Securities........................................13

Item 3.  Defaults Upon Senior Securities..............................13

Item 4.  Submission of Matters to a Vote of Security Holders..........13

Item 5.  Other Information............................................13

Item 6.  Exhibits and Reports on Form 8-K.............................14

Signatures............................................................15




                              Page I


PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.            			  March 31,	    December 31,
Consolidated Balance Sheets              			        2000           1999

        ASSETS                                  				    (Unaudited)
Cash and due from banks........................   $8,185,703      $8,669,184
Securities available for sale
 U.S. Government agencies (book value of
 $24,344,498-2000 and $24,199,324-1999)........   23,794,496      23,727,615
 Obligations of state and political subdivisions
 (book value of $15,083,505-2000 and
  $13,571,303-1999).............................  15,141,848	     13,166,902
  Other Securities (book value $2,550,845-2000
  and $2,554,862-1999...........................   2,515,150       2,502,150

Loans........................................... 137,550,281     132,893,500
Less: Reserve for loan loss.....................  (2,316,111)     (2,253,676)
                               							           ---------------------------
  Net loans..................................... 135,234,170     130,639,824

Bank premises and equipment, net................   5,289,523       5,384,908
Accrued interest receivable.....................   1,509,095       1,337,111
Business Manager Assets.........................   8,730,696       8,791,161
Other assets....................................   3,050,656       3,216,278
						                                	          ---------------------------
  Total assets..................................$203,451,337    $197,435,133
					                                           ============================




 See accompanying notes to consolidated financial statements.  Page: 1


PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.          			  March 31,      December 31,
Consolidated Balance Sheets            		  	      2000      	      1999

 LIABILITIES AND SHAREHOLDERS' EQUITY	              		(Unaudited)

Deposits
 Noninterest bearing deposits...............  $ 26,067,042     $ 27,150,692
 Savings and interest bearing deposits......    66,032,262       67,238,177
 Certificates of deposit....................    82,450,148	      80,443,346
						                                         	---------------------------
  Total deposits............................   174,549,452      174,832,215

Federal funds purchased.....................    10,300,000        4,800,000
Accrued interest payable....................       287,746          301,247
Other liabilities...........................     1,340,123        1,140,506
Note payable................................       843,091          847,713
						                                         ----------------------------
  Total liabilities.........................   187,320,412      181,921,681

Commitments and contingent liabilities

Shareholders' equity
  Preferred stock, par value $1 per share;
  authorized 50,000 shares; none outstanding             0          	     0
  Common stock, voting......................     6,131,025        6,131,635
  Common stock, non-voting..................             0          	     0
		                voting	   	        non-voting
            3/31/00   12/31/99   3/31/00   12/31/99
           --------   --------	  -------   --------
Shs. auth.2,400,000  2,400,000   	 635,000  635,000
Shs. o/s  1,226,205  1,226,327           0        0
Paid in capital.............................       180,678          264,745
Accumulated other comprehensive income......      (348,516)        (619,848)
Retained earnings...........................    10,167,738        9,736,920
							                                        ----------------------------
  Total shareholders' equity................    16,130,925       15,513,452
							                                        ----------------------------
  Total liabilities and Shareholders' equity  $203,451,337     $197,435,133
							                                       =============================



    See accompanying notes to consolidated financial statements.  Page: 2


PART I. Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.		                Three Months Ended
Consolidated Statements of Earnings			                  March 31,
                                       					       2000           1999

   	Interest Income				                              		(Unaudited)

Interest and fees on loans.................    $ 2,995,157    $ 2,595,407
Interest on federal funds sold.............          1,375         34,960
Interest on time deposits with banks.......          2,692          4,013
Interest on U.S. Treasury securities.......              0          1,025
Interest on U.S. Agency Obligations........        434,717        343,010
Interest on obligations of state and
 political subs............................        223,322        178,961
                                                -------------------------
   Total interest income                  				   3,657,263      3,157,376

       	Interest Expense

Interest on savings and interest bearing
 deposits..................................	       540,982      	 446,044
Interest on certificates of deposit........      1,072,221      1,074,948
Interest on federal funds purchased........         77,820          3,240
Other interest expense.....................          7,760          8,007
                                                -------------------------
     Total interest expense					                 1,698,783      1,532,239
                                                -------------------------
Net interest income........................      1,958,480      1,625,137
Provision for loan losses..................         65,124         56,675
                                                -------------------------
Net interest income after provision for
 loan losses............................... 	    1,893,356      1,568,462
                                                -------------------------
    	Noninterest Income

Income from fiduciary activities...........        222,910        224,558
Service charges on deposit accounts........        161,677        140,892
Merchant card income.......................        182,826        141,767
ATM income.................................         56,357         48,227
Cash  management income....................        353,352        262,738
Other income...............................        149,070        115,771
                                                -------------------------
     Total noninterest income				                1,126,192      	 933,953
                                                -------------------------
     	Noninterest Expense

Salaries...................................         852,293       751,985
Employee benefits..........................         174,439       149,845
Occupancy expenses.........................         393,756       377,519
Merchant card expense......................         159,308       136,321
ATM expense................................          60,618        62,328
Cash management expense....................         176,097        89,135
Other expenses.............................         491,420       367,822
                                                -------------------------
     Total noninterest expense.............       2,307,931     1,934,955
                                                -------------------------
Income before income taxes.................         711,617       567,460
Income taxes...............................         170,144       146,256
                                                -------------------------
     Net income............................      $  541,473   $   421,204
                                                =========================

Earnings per share, basic..................           $0.44         $0.34
Earnings per share, assuming dilution......           $0.42         $0.33



  See accompanying notes to consolidated financial statements.  Page: 3


PART I. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.		             			   Three Months Ended
Consolidated Statements of Cash Flows				                  March 31,
								                                              2000          1999
								                                                  (Unaudited)
	Cash flows from operating activities:
Net income.....................................     $ 541,473     $ 421,204
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
 Depreciation and amortization.................       203,785       220,580
 Provision for loan losses.....................        65,124        56,675
 Provision for cash management account losses..        71,250         7,500
(Accretion) of discount and amortization of
  premiums, net................................        72,538       208,237
  Changes in assets and liabilities:
  Decrease (increase) in accrued interest
   receivable..................................      (171,984)      (24,401)
  Decrease (increase) in other assets..........        36,186       790,194
  Increase (decrease) in accrued interest payable     (13,501)       (3,993)
  Increase (decrease) in other liabilities.....       199,617        95,733
                                                   ------------------------
Net cash provided by (used for) operating
  activities...................................     1,004,488     1,771,729
                                                   ------------------------
	Cash flows from investing activities:
Purchases of securities available for sale.....    (2,992,015)   (6,228,189)
Proceeds from maturities of securities available
 for sale......................................      1,265,418    5,459,934
Origination of loans available for sale........       (321,500)  (2,286,650)
Proceeds from sale of loans available for sale.        321,500    2,286,650
Net (increase) decrease in loans outstanding...     (4,659,470)  (4,715,786)
Net (increase) decrease in 	business manager
 assets........................................        (10,785)     (95,773)
Other capital expenditures.....................       (108,400)    (941,046)
Net cash provided by (used for) investing
 activities....................................     (6,505,252)  (6,520,860)

	Cash flows from financing activities:
Net increase (decrease) in demand accounts,
 interest bearing demand deposit accounts
 and savings deposits..........................     (2,289,565)   4,057,001
Net increase (decr) in certificates of deposit.      2,006,802   (4,041,199)
Net increase (decr) in federal funds purchased.      5,500,000      500,000
Cash dividends.................................       (110,655)     (98,995)
Proceeds from issuance of voting common stock..         44,790       60,000
Acquisition of voting common stock.............       (129,467)     (26,433)
Curtailment of long-term borrowings............         (4,622)      (4,376)
                                                   ------------------------
Net cash provided by (used for) financing
 activities....................................      5,017,283      445,998
Net (decrease) increase in cash and federal
 funds sold....................................       (483,481)  (4,303,133)
Cash and federal funds sold at beginning of
 period........................................      8,669,184   12,937,686
                                                   ------------------------
Cash and federal funds sold at end of period...    $ 8,185,703  $ 8,634,553
                                                   ========================




  See accompanying notes to consolidated financial statements.  Page: 4


Statement of Changes in Stockholder's Equity
Chesapeake Financial Shares, Inc.
Three Months Ended March 31, 1999
	 	 							                                                       		Accumulated		              	Additional
 			 	                            		 	Comprehensive	   Retained    	Other Compr.    	Common	     Paid-In
                 					      Total        	Income       Earnings	       Income     	   Stock    	 Capital
Beginning balance		     	$14,928,406  	$	            	$8,082,349    	$ 174,267     $6,147,995   $523,795

Comprehensive Income:
	Net Income			               421,204	      421,204	      421,204
	Other comprehensive
	income, net of tax:
	 Unrealized gain on
  securities	available
  for sale:		                229,656	      229,656 			                 229,656
                           ---------      --------     ---------      --------

 Total comprehensive
  income, net of tax:			  	$ 650,860
                           =========
Acquisition of common
 stock		                     (26,433)				                           			               (6,440)	   (19,993)
Issuance of common stock			    60,00					                                             43,200      16,800
Dividends declared			        (98,995		                   (98,995)
                           ---------                   ---------	     --------     ---------     -------
Ending balance		       		$15,513,838			               $8,404,558     	$403,923   	$6,184,755	   $520,602
                         ===========                  ==========      ========     =========     =======



                                             Page 5

Statement of Changes in Stockholder's Equity
Chesapeake Financial Shares, Inc.
Three Months Ended March 31, 2000
      									                                                   		Accumulated		               	Additional
						                          	Comprehensive	    Retained        	Other Compr.	     Common	     Paid-In
					                    Total       Income     	  Earnings 	         Income     	    Stock     	 Capital
Beginning balance		  	$15,513,452	 $	            	$9,736,920        $(619,848) 	    $6,131,635    $264,745

Comprehensive Income:
	Net Income			            541,473	   541,47	         541,473
	Other comprehensive
	income, net of tax:
	 Unrealized gain on
  securities	available
  for sale:		             271,332   271,332 	                		       271,332
                       ----------  --------                         ---------
	Total comprehensive
  income, net of tax			          	$ 812,805
                                   ========
Acquisition of common
 stock		                 (129,466)							                                              (33,010)	   (96,457)
Issuance of common stock   44,790                                   							             32,400	     12,390
Dividends declared			    (110,655)			               (110,655)
                       ----------                   ---------       ----------        ---------     -------
Ending balance    				$16,130,926             		 	$10,167,738       	$(348,516)     	$6,131,025	   $180,678
                       ==========                  ==========       ==========        =========     =======



                                    Page 6



PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.) 3/00-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements
1.	Chesapeake Financial Shares, Inc. ("CFS) owns 100% of Chesapeake Bank
 (the "Bank"). Two additional subsidiaries, Chesapeake Mortgage Company, Inc. and Chesapeake Insurance Agency, Inc. (t/a Chesapeake Investment Services)
 are wholly owned subsidiaries of CFS and the Bank, respectively.   The Bank
 also is the 100% owner of CNB Properties, Inc. and Chesapeake Financial Group, Inc. (CFG). The consolidated financial statements include the accounts of CFS and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

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

These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant's 1999 Annual Report to Shareholders.

3. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. The potential common stock will not have a significant impact on net income.

                              				    		March 31, 2000	       March 31, 1999

Weighted average number of common
 shares, basic	                            1,227,755		          1,232,136
Effect of dilutive stock options			           47,279	  	           58,056
                                           ---------            ---------
Weighted number of common shares
 and dilutive potential common stock
 used in diluted EPS                	      1,275,034		          1,290,202
                                           =========            =========



                               Page: 7


PART I.  Item 2. - FINANCIAL INFORMATION (cont'd.) 3/00-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)

A.  Summary - liquidity and capital resources

	Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. Management's primary sources of liquidity continue to be federal funds sold, short term borrowings from Federal Home Loan Bank Atlanta, securities maturing within one year, and principal payments from mortgage securities. The repayment and sale of loans also provides liquidity. The total of federal funds sold, securities maturing within one year, and estimated principal payments on mortgage-backed securities within one year at March 31, 2000 was approximately $5,109,000, compared to $13,584,000 one year ago and
$6,334,000 at December 31,1999.

	The liquidity ratio at March 31, 2000 was 25.3%, compared with 28.7% one year ago. This ratio is arrived at by dividing net liquid assets (sum of total Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management has found in the past that 18% represents a sufficient level of liquidity to meet cash needs.

	Management believes capital is adequate to meet current needs.  Unencumbered capital (total capital net of accumulated other comprehensive income less intangibles plus reserves) as a percent of total adjusted assets (total assets less intangibles plus reserves) was 9.1% at March 31, 2000 and 9.2%
 at December 31, 1999, for CFS.

	Chesapeake Financial Shares and Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%. At March 31, 2000 and December 31,
 1999 the consolidated ratio of Tier 1 risk-based capital to risk-adjusted assets was 10.3% and 10.4%, respectively.  Total risked based capital to risk weighted assets was 11.6% and 11.7% at March 31, 2000 and December 31,
 1999, respectively. Tier one leverage capital was 8.3% and 8.3% at March 31,
 2000 and December 31, 1999, respectively.



                                Page: 8


PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 3/00-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)

B.  Results of operations:

     Earnings Summary:

	Net income was $541,473 for the three months ended March 31, 2000, compared with income of $421,204 for the same period in 1999.  On a fully diluted per share basis, the net profit was $0.42 for the first three months of 2000.
 Earnings per share for the first quarter of 1999 were $0.33. Net interest income before provision increased $333,343 or 20.5% and noninterest income increased $192,239 or 20.6%.  The Company experienced a net increase in noninterest expense (which includes other expense) of $372,976 or 19.3%.

     Net Interest Income:

	Chesapeake Financial Shares' results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities.
 At March 31, 2000, the Company's interest-earning assets exceeded its interest-bearing liabilities by approximately $17.9 million, compared with a $16.4 million excess one year ago.

	Net interest margins are 4.67% at March 31, 2000 compared to 4.33% at March
 31, 1999.  Margins have narrowed since early 1998 as our loan to deposit ratio dropped from over 76% at June, 1997, to under 69% at the end of 1998.
 Prime also dropped three times in the last four months of 1998. Management reduced deposit rates during the last half of 1998 on all products to match the market for reduced earning asset returns. These changes produced short term improvements in margins, but prepayments on mortgage-backed securities during the last quarter of 1998 and the first quarter of 1999 had a negative impact on margins.  The record prepayment period was a direct result of the lower rate environment in 1998.  Returns on mortgage-backed investment securities improved quickly as rates increased at the end of 1999. Current and near term future returns on the mortgaged-backed portfolio are expected to be well within previous estimates since prepayment speeds have returned to more normal levels.

 There has been significant growth in deposits in all trade areas of the bank. New product offerings have been very successful in maintaining market share as interest rates have started to increase. A significant portion of past deposit growth has been noninterest bearing. Management expects this favorable trend to stop. Large banks are currently buying market share in the current rising rate environment. A large number of interest-bearing deposits are maturing/repricing at higher interest rates. Offsetting this will be the effect of loans with interest rates that are tied to prime repricing at slightly higher rates which will positively impact margins in the near future. However, with prime plus 1% currently at 10%, loan demand will begin to weaken. This will have negative impact on margins if rates remain at these levels.


                                Page: 9


PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 3/00-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)


Provision for Loan Losses:

	The loan loss provision is a charge against earnings necessary to maintain the reserve for loan losses at a level consistent with management's evaluation of the credit quality and risk adverseness of the portfolio. Management makes a quarterly evaluation as to the adequacy of the current loan loss reserve. Management's detailed analysis as of March 31, 2000 supports the adequacy of the current loan loss level of $2.3 million.

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

	The loan loss reserve is 1.7% of gross loans as of March 31, 2000 and December 31,1999.

     Noninterest Income:

	Noninterest income is up 20.6% or $192,239 from the same period last year. Chesapeake Bank's Business Manager product generated $353,352 in gross revenue for the first three months ended March 31, 2000, compared to the same period last year of $262,738. Managed assets in the business manager program were $8,941,946 at March 31, 2000, and $7,294,938 at March 31, 1999.

	The merchant card program has generated $182,826 or 29.0% more in gross revenue through March of this year than in the same period last year due to an increased customer base.

	The Other Income category was $149,070, up 28.8%, or $33,299 from one year ago. The Bank sold several pieces of mechanical equipment at gains and had a nonrecurring recovery of $8,482 from a billing error in a previous period. Service Charges on deposit accounts were up 14.8%, or $20,785, from one year ago due to increased account volume.



                          Page: 10


PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 3/00-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)

Noninterest Expenses:

	Employee salary expense amounted to $852,293 and $751,985 for the three months ended March 31, 2000 and 1999, respectively. Benefits expense is up 16.4% or $24,594 from March 31, 1999. These increases are directly related to new hires as market share has increased and due to cost increase in the human resource and benefits areas. In addition, the Williamsburg market has been highly competitive due to the higher growth rate that the community is experiencing.

	Other expenses are up 33.6%, or $123,598, over the same period last year due in part to a $21,000 loss on property owned.  There was also a $15,000 expense incurred for the removal of the James City County (JCC) Winn-Dixie
 Supermarket banking unit.  The JCC branch was closed on January 31, 2000.
 The rental expense associated with that facility ends April 20, 2000. Other increases in expenses are associated with increased level of business activity.

	Cash management expense was $176,097 for the three months ended March 31, 2000, up 97.6% from the same period one year ago. This increase is associated with additional business activity.



                               Page: 11


PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 3/00-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)

     Assets and Loans:

	At March 31, 2000, Chesapeake Financial Shares had total assets of $203.5 million, up 3.1% from $197.4 million at December 31, 1999 and up 11.2% from $183.0 million of one year ago. Management has budgeted for a 7.0% growth in total assets for 2000.

	Total loans (gross) at March 31, 2000 were $137.6 million, representing an increase of 3.5% from December 31, 1999, when loans were $132.9 million. Chesapeake Bank's loan quality is good as the following table shows.
 Management is confident that no serious delinquency trends are developing.

                                      					   3/31/00	    12/31/99

		Nonaccrual loans	                         	$231,951    	$155,520
		90 days past due		                            5,865	       3,554
		Restructured loans	                               0		          0
                                        					________    	________
		Totals		                                  	$237,816    	$159,074

	Management is also confident there will be no loss incurred as the Bank is well secured on these assets. There are no impaired loans outstanding at the end of either period.

	Charged off loans through March 31, 2000, amounted to $4,393.  There were no charge offs through March 31, 1999.  Recoveries through March 31, 2000 were
 $1,704 as compared to $1,203 as of March 31, 1999.

	Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director's Loan Review Committee. There have been no material changes in the concentrations of credit within the past three months that would warrant above average additions to the reserve.
 The Bank's only concentrations of credit greater than 70% of capital are individual consumer (188% of capital) and residential real estate (83% of total capital). Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

	The Bank's Other Real Estate Owned (OREO) portfolio currently has two properties with a total carrying value of $185,000. Bank management is currently marketing these properties. The Bank also has no repossessed assets.

	Deposits:

	Deposits are essentially unchanged at $ 174.5 million at March 31, 2000 and
 $174.8 million at December 31, 1999.  Deposits were $174.5 million and
 $164.7 million at March 31, 2000 and March 31, 1999, respectively.  The
 Bank's mix of deposit dollars has changed from March 31, 1999 with net increases in noninterest bearing and lower interest bearing balances.
 During the same period total certificates dollars have increased slightly.
 It is management's opinion that this trend will reverse itself in the current interest rate environment.



                                Page: 12


 PART II.  Item l. - OTHER INFORMATION 3/00-10QSB
Chesapeake Financial Shares, Inc.

Legal Proceedings

None to report

PART II.  Item 2.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.

Changes in Securities

None to report.

PART II.  Item 3. -  OTHER INFORMATION
Chesapeake Financial Shares, Inc.

Default Upon Senior Securities

None to report.

PART II.  Item 4.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.

Submission of Matters to a Vote of Security Holders

	Chesapeake Financial Shares' annual meeting of shareholders was held on Friday, April 14, 2000 in Irvington, Virginia. We have previously forwarded to the Commission copies of the letter to shareholders, the notice of the meeting, the proxy statement, and the proxy. Over 89% of the shareholders were represented at the meeting in person or by proxy with over 87% voting in favor of the proposals submitted.

PART II.  Item 5.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.

Other Information

	As of May 30, 1998, the Bank and Holding Company completed a safety and soundness examination, an Information Systems examination, a Phase II Y2K examination, and a Trust examination, performed by the Federal Reserve Bank of Richmond. The Bank and Holding Company completed a safety and soundness examination in the fall of 1999, performed by the Bureau of Financial Institutions, Virginia State Corporation Commission.

	As a result of these examinations management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations of the Bank or Holding Company.



                               Page: 13


PART II.  Item 6.  - OTHER INFORMATION 3/00-10QSB
Chesapeake Financial Shares, Inc.
Exhibits and Reports on Form 8-K
(Unaudited)

(a)	Exhibit 2  Plan of acquisition, reorganization, arrangement,
	             	liquidation or succession	                         				N/A

   	Exhibit 4  Instruments defining the rights of security
	              holders, including indentures		                      		N/A

   	Exhibit 10 Material contracts                                   		N/A

   	Exhibit 11  Statement re: computation of earnings per share	     	N/A

   	Exhibit 15  Letter re: unaudited interim financial information	  	N/A

   	Exhibit 18  Letter re: change in accounting principles          		N/A

   	Exhibit 19  Report furnished to security holders		               	N/A

   	Exhibit 22  Published report regarding matters submitted to
                vote	of security holders		                			Previously Filed

   	Exhibit 23  Consents of experts and counsel		                   		N/A

   	Exhibit 24  Power of attorney	                                				N/A

   	Exhibit 27  Financial Data Schedule	                 		        Attached

   	Exhibit 99  Additional exhibits		                              			N/A



(b)  No filings were made on Form 8-K for the period.



                              Page: 14


SIGNATURES
Chesapeake Financial Shares, Inc.					SEC 10-QSB 3/00

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 Chesapeake Financial Shares, Inc.
                             (Registrant)



         	05/08/00
           (Date		                            	(Signature)
			                                     	Douglas D. Monroe, Jr.
			                             	Chairman and Chief Executive Officer



          	05/08/00
            (Date)	                         			(Signature)
                                         			John H. Hunt, II
			                             	Secretary and Chief Financial Officer




                               Page: 15