Form 10QSB
period 2000-06-30
CHESAPEAKE FINANCIAL SHARES INC
filed 2000-08-10
CIK 847538

U. S. Securities and Exchange commission
                Washington, D.C.  20549

                      FORM 10-QSB

 [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
         THE SECURITIES  EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000


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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2000.

           Class                 Outstanding at August 1, 2000

Common Stock, voting, $5.00 par value           1,232,755
Common Stock, non-voting, $5.00 par value               0



                   CHESAPEAKE FINANCIAL SHARES, INC.

                            FORM 10-QSB

                               INDEX


                    PART I - FINANCIAL INFORMATION

                                                               Page

Item 1.   Financial Statements..................................1-5

    Consolidated Balance Sheets
    June 30, 2000 and December 31, 1999.........................1-2

    Consolidated Statements of Earnings
    Three months ended June 30, 2000..............................3

    Consolidated Statements of Earnings
    Six months ended June 30, 2000................................4

    Consolidated Statements of Cash Flows
    Six months ended June 30, 2000................................5

    Consolidated Statement of Changes in Stockholder's Equity
    Six months ended June 30, 1999................................6

    Consolidated Statement of Changes in Stockholder's Equity
    Six months ended June 30, 2000................................7

    Notes to Consolidated Financial Statements....................8

Item 2.   Management's Discussion and Analysis of Financial
    Condition and Results of Operations........................9-13

                           PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings...................................14

    Item 2.  Changes in Securities...............................14

    Item 3.  Defaults Upon Senior Securities.....................14

    Item 4.  Submission of Matters to a Vote of Security Holders.14

    Item 5.  Other Information...................................14

    Item 6.  Exhibits and Reports on Form 8-K....................15

    Signatures...................................................16



                            Page I



PART I. Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.              June 30,      December 31,
Consolidated Balance Sheets                      2000           1999

                        ASSETS                      (Unaudited)
Cash and due from banks....................   $9,789,899      $8,669,184
Securities available for sale
 U.S. Government agencies (book value of
 $23,170,341-2000 and $24,199,324-1999)....   22,743,853      23,727,615
 Obligations of state and political
 subdivisions (book value of $15,095,711-2000
 and $13,571,303-1999).....................   15,038,820      13,166,902
 Other Securities (book value $2,557,928-2000
 and $2,554,862-1999.......................    2,523,600       2,502,150

Loans......................................  146,384,487     132,893,500
Less: Reserve for loan loss................   (2,312,817)     (2,253,676)
                                             ---------------------------
  Net loans................................  144,071,670     130,639,824

Bank premises and equipment, net...........    5,188,608       5,384,908
Accrued interest receivable................    1,448,369       1,337,111
Business Manager Assets....................    8,613,430       8,791,161
Other assets...............................    3,439,558       3,216,278
                                             ---------------------------
  Total assets............................. $212,857,807    $197,435,133
                                             ===========================




See accompanying notes to consolidated financial statements.  Page: 1


PART I. Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.              June 30,      December 31,
Consolidated Balance Sheets                      2000            1999


LIABILITIES AND SHAREHOLDERS' EQUITY                (Unaudited)

Deposits
 Noninterest bearing deposits..............  $28,605,246      $27,150,692
 Savings and interest bearing deposits.....   65,080,312       67,238,177
 Certificates of deposit...................   90,438,177       80,443,346
                                             ----------------------------
  Total deposits...........................  184,123,735      174,832,215

Federal funds purchased....................   10,000,000        4,800,000
Accrued interest payable...................      294,299          301,247
Other liabilities..........................    1,183,018        1,140,506
Note payable...............................      836,078          847,713
                                             ----------------------------
  Total liabilities........................  196,437,130      181,921,681

Commitments and contingent liabilities

Shareholders' equity
 Preferred stock, par value $1 per share;
 authorized 50,000 shares; none outstanding            0                0
 Common stock, voting......................    6,163,775        6,131,635
 Common stock, non-voting..................            0                0
                 voting            non-voting
             6/30/00   12/31/99   6/30/00  12/31/99
             -------   --------   -------  --------
Shares auth. 2,400,000 2,400,000  635,000   635,000
Shares o/s.  1,232,755 1,226,327     0         0
Paid in capital............................       93,729          264,745
Accumulated other comprehensive income.....     (341,687)        (619,848)
Retained earnings..........................   10,504,860        9,736,920
                                             ----------------------------
  Total shareholders'equity................   16,420,677       15,513,452
                                             ----------------------------
 Total liabilities and Shareholders'equity  $212,857,807     $197,435,133
                                             ============================



See accompanying notes to consolidated financial statements.  Page: 2



PART I. Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                  Three Months Ended
Consolidated Statements of Earnings                     June 30,
                                                   2000          1999

     Interest Income                                   (Unaudited)

Interest and fees on loans..................   $3,165,548      $2,723,893
Interest on federal funds sold..............          685          18,922
Interest on time deposits with banks........        6,184           3,482
Interest on U.S. Treasury securities........            0               0
Interest on U.S. Agency Obligations.........      358,433         400,563
Interest on obligations of state and
 political subs.............................      278,784         181,822
                                               --------------------------
   Total interest income                        3,809,634       3,328,682

     Interest Expense

Interest on savings and interest bearing
 deposits...................................      563,887         495,571
Interest on certificates of deposit.........    1,163,857       1,009,935
Interest on federal funds purchased.........      152,257          10,640
Other interest expense......................       11,561          15,893
                                               --------------------------
   Total interest expense                       1,891,562       1,532,039
                                               --------------------------
Net interest income.........................    1,918,072       1,796,643
Provision for loan losses...................      115,124          58,013
                                               --------------------------
Net interest income after provision for loan
 losses.....................................    1,802,948       1,738,630
                                               --------------------------

     Noninterest Income

Income from fiduciary activities............      236,546         224,876
Service charges on deposit accounts.........      164,176         158,678
Merchant card income........................      224,771         176,718
ATM income..................................       57,993          61,875
Cash management income......................      384,970         272,762
Other income................................      137,545         141,283
                                               --------------------------
     Total noninterest income                   1,206,001       1,036,192
                                               --------------------------

     Noninterest Expense

Salaries....................................      867,772         801,157
Employee benefits...........................      188,785         144,773
Occupancy expenses..........................      379,457         419,149
Merchant card expense.......................      215,034         202,138
ATM expense.................................       58,645          76,591
Cash management expense.....................      167,800          75,654
Other expenses..............................      524,861         407,618
                                               --------------------------
   Total noninterest expense................    2,402,354       2,127,080
                                               --------------------------
Income before income taxes..................      606,595         647,742
Income taxes................................      146,227         157,544
                                               --------------------------
   Net income...............................   $  460,368      $  490,198
                                               ==========================

Earnings per share, basic...................        $0.37           $0.40
Earnings per share, assuming dilution.......        $0.36           $0.38




See accompanying notes to consolidated financial statements.  Page: 3



PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                   Six Months Ended
Consolidated Statements of Earnings                     June 30,
                                                   2000          1999

     Interest Income                                   (Unaudited)

Interest and fees on loans...................  $6,160,705     $5,319,300
Interest on federal funds sold...............       2,060         53,882
Interest on time deposits with banks.........       8,876          7,495
Interest on U.S. Treasury securities.........           0              0
Interest on U.S. Agency Obligations..........     793,150        743,573
Interest on obligations of state and political
subs.........................................     502,106        360,783
                                               -------------------------
   Total interest income                        7,466,897      6,486,058

     Interest Expense

Interest on savings and interest bearing
 deposits....................................   1,104,869        941,615
Interest on certificates of deposit..........   2,236,078      2,084,883
Interest on federal funds purchased..........     230,077         13,880
Other interest expense.......................      19,321         23,900
                                               -------------------------
   Total interest expense                       3,590,345      3,064,278
                                               -------------------------
Net interest income..........................   3,876,552      3,421,780
Provision for loan losses....................     180,248        114,688
                                               -------------------------
Net interest income after provision for loan
 losses......................................   3,696,304      3,307,092
                                               -------------------------

     Noninterest Income

Income from fiduciary activities.............     459,456        449,434
Service charges on deposit accounts..........     325,853        299,570
Merchant card income.........................     407,597        318,485
ATM income...................................     114,350        110,102
Cash management income.......................     738,322        535,500
Other income.................................     286,615        257,054
                                               -------------------------
   Total noninterest income                     2,332,193      1,976,145
                                               -------------------------

     Noninterest Expense

Salaries.....................................   1,720,065      1,553,142
Employee benefits............................     363,224        294,618
Occupancy expenses...........................     773,213        796,668
Merchant card expense........................     374,342        338,459
ATM expense..................................     119,263        138,919
Cash management expense......................     343,897        164,789
Other expenses...............................   1,016,281        775,440
                                               -------------------------
   Total noninterest expense.................   4,710,285      4,062,035
                                               -------------------------
Income before income taxes...................   1,318,212      1,215,202
Income taxes.................................     316,371        303,800
                                               -------------------------
   Net income................................  $1,001,841      $ 911,402
                                               =========================

Earnings per share, basic....................       $0.82          $0.74
Earnings per share, assuming dilution........       $0.79          $0.71




See accompanying notes to consolidated financial statements.  Page: 4



PART I. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                   Six Months Ended
Consolidated Statements of Cash Flows                    June 30,
                                                    2000         1999

                                                       (Unaudited)
     Cash flows from operating activities:
Net income....................................   $1,001,841    $ 911,402
Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
 Depreciation and amortization................      425,827      320,108
 Provision for loan losses....................      180,248      114,688
 Provision for cash management account losses.      142,500        7,500
 (Accretion) of discount and amortization of
  premiums, net...............................      158,377      380,376
Changes in assets and liabilities:
 Decrease (increase) in accr. interest receivable  (111,258)      22,466
 Decrease (increase) in other assets..........     (353,152)     966,477
 Increase (decrease) in accrued interest payable     (6,948)     (26,294)
 Increase (decrease) in other liabilities.....       42,512       45,146
                                                  ----------------------
Net cash provided by (used for) operating
 activities...................................    1,479,947    2,553,379
                                                  ----------------------
     Cash flows from investing activities:
Purchases of securities available for sale....   (3,001,715) (11,268,912)
Proceeds from maturities of securities available
 for sale.....................................    2,344,846    9,708,304
Origination of loans available for sale.......     (774,500)  (2,951,750)
Proceeds from sale of loans available for sale      774,500    2,951,750
Net (increase) decrease in loans outstanding.. (13,612,094) (10,177,934) Net (increase) decrease in business manager
 assets.......................................       35,231      180,990
Other capital expenditures....................     (232,608)    (890,576)
                                                  ----------------------
Net cash provided by (used for) investing
 activities...................................  (14,466,340) (12,448,128)
                                                 -----------------------

     Cash flows from financing activities:
Net increase (decrease) in demand accounts,
 interest bearing demand deposit accounts
 and savings deposits.........................     (703,311)   9,380,768
Net increase (decrease) in certificates of
 deposit......................................    9,994,831   (9,324,341)
Net increase (decrease) in federal funds
 purchased....................................    5,200,000    4,450,000
Cash dividends................................     (233,901)    (197,895)
Proceeds from issuance of voting common stock.      110,790       77,000
Acquisition of voting common stock............     (249,666)    (136,707)
Curtailment of long-term borrowings...........      (11,635)     (13,246)
                                                  ----------------------
Net cash provided by (used for) financing
 activities...................................   14,107,108    4,235,579
Net (decrease) increase in cash and federal
 funds sold...................................    1,120,715   (5,659,170)
Cash and federal funds sold at beginning of
 period.......................................    8,669,184   12,937,686
                                                 -----------------------
Cash and federal funds sold at end of period..   $9,789,899   $7,278,516
                                                 =======================


See accompanying notes to consolidated financial statements.  Page: 5


                  Statement of changes in Stockholder's Equity
                        Chesapeake Financial Shares, Inc.
                         Six Months Ended June 30, 1999
                                                                   Accumulated                Additional
                                     Comprehensive    Retained     Other Compr.    Common      Paid-In
                           Total        Income        Earnings        Income       Stock       Capital
                        -----------   -----------     --------      ----------    ---------   ---------
Beginning balance       $14,928,406   $              $8,082,349      $174,267    $6,147,995    $523,795
Comprehensive Income:
  Net Income                911,402      911,402        911,402
  Other comprehensive
   income, net of tax:
   Unrealized gain on
   securities
   available for sale:     (211,386)    (211,386)                    (211,386)
                          ---------      -------                      -------
 Total comprehensive income,
  net of tax:                         $  700,016
                                         =======
Acquisition of common
 stock                     (136,707)                                                (33,425)   (103,282)
Issuance of common stock     77,000                                                  55,400      21,560
Dividends declared          197,895)                  (197,895)
                          ---------                  ---------       --------     ---------     -------
Ending balance          $15,370,820                 $8,795,856      $ (37,119)   $6,170,010    $442,073
                         ==========                  =========       ========     =========     =======



                                     Page 6

                  Statement of changes in Stockholder's Equity
                        Chesapeake Financial Shares, Inc.
                         Six Months Ended June 30, 2000
                                                                   Accumulated                  Additional
                                     Comprehensive    Retained     Other Compr.     Common       Paid-In
                           Total         Income       Earnings        Income        Stock        Capital
                         --------       --------      --------       --------      --------     ---------
Beginning balance      $15,513,452    $              $9,736,920     $(619,848)    $6,131,635     $264,745

Comprehensive Income:
 Net Income              1,001,841     1,001,841      1,001,841
 Other comprehensive
  income, net of tax:
  Unrealized gain on
  securities
  available for sale:      278,161       278,161                      278,161
                         ---------     ---------                      -------
Total comprehensive income,
 net of tax:                          $1,280,003
                                       =========
Acquisition of common
 stock                    (249,666)                                                  (66,260)    (183,406)
Issuance of common stock   110,790                                                    98,400       12,390
Dividends declared        (233,901)                    (233,901)
                         ---------                    ---------       -------       --------     --------
Ending balance         $16,420,677                  $10,504,860     $(341,687)    $6,163,775      $93,729
                        ==========                   ==========      =========     =========     ========


                                     Page 7


PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)6/00-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

1.   Chesapeake Financial Shares, Inc. ("CFS) owns 100%
of Chesapeake Bank (the "Bank").  Two additional
subsidiaries, Chesapeake Financial Group, Inc. and
Chesapeake Insurance Agency, Inc. (t/a Chesapeake
Investment Services) are wholly owned subsidiaries of
CFS and the Bank, respectively.   The Bank also is the
100% owner of CNB Properties, Inc.. The consolidated financial statements include the accounts of CFS and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

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

                                             June 30, 2000      June 30, 1999
                                             -------------      -------------
Weighted avg. number of common shares, basic     1,229,195          1,234,478
Effect of dilutive stock options                    43,810             55,713
                                                 ---------          ---------
Weighted number of common shares and dilutive
 potential common stock used in diluted EPS      1,273,005          1,290,191
                                                 =========          =========





                        Page: 8



PART I.  Item 2. - FINANCIAL INFORMATION (cont'd.)6/00-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation             (Unaudited)

A.  Summary - liquidity and capital resources

     Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. Management's primary sources of liquidity continue to be federal funds sold, short term borrowings from Federal Home Loan Bank
Atlanta, securities maturing within one year, and principal payments from mortgage securities. The repayment and sale of loans also provides liquidity.
The total of federal funds sold, securities maturing within one year, and estimated principal payments on mortgage-backed securities within one year at March 31, 2000 was approximately $4,824,000, compared to $6,838,000 one year ago and $6,334,000 at December
31,1999.

     The liquidity ratio at June 30, 2000 was 24.6%, compared with 27.4% one year ago. This ratio is arrived at by dividing net liquid assets (sum of total
Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment
Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management has found in the past that 18% represents a sufficient level of liquidity to meet cash needs.

     Management believes capital is adequate to meet current needs. Unencumbered capital (total capital net of accumulated other comprehensive income less intangibles plus reserves) as a percent of total adjusted assets (total assets less intangibles plus reserves) was 8.7% at June 30, 2000 and 9.2% at December 31, 1999, for CFS.

     Chesapeake Financial Shares and Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%. At June 30, 2000 and December 31, 1999 the consolidated ratio of Tier 1 risk-based capital to risk-adjusted assets was 9.9% and 10.4%, respectively. Total risked based capital to risk weighted assets was 11.2% and 11.7% at June 30, 2000 and December 31, 1999, respectively. Tier one leverage capital was 8.1% and 8.3% at June 30, 2000 and December 31, 1999, respectively.




                        Page: 9



PART I.  Item 2. - FINANCIAL INFORMATION (cont'd.) 6/00-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation               (Unaudited)

B.  Results of operations:

     Earnings Summary:

     Net income was $1,001,841 for the six months ended
June 30, 2000, compared with income of $911,402 for the same period in 1999. On a fully diluted per share basis, the net profit was $0.79 for the first six months of 2000. Earnings per share for the first quarter of 1999 were $0.71. Net interest income before provision increased $454,772 or 13.3% and noninterest income increased $356,048 or 18.0%. The Company experienced a net increase in noninterest expense
(which includes other expense) of $648,250 or 16.0%.

     Net Interest Income:

     Chesapeake Financial Shares' results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 2000, the Company's interest-earning assets exceeded its interest-bearing liabilities by approximately $18.2 million, compared with a $17.3 million excess one year ago.

     Net interest margins are 4.63% at June 30, 2000
compared to 4.49% at June 30, 1999.   Margins had
narrowed during the later part of 1998 and the first half of 1999 due to falling rates and the resulting compression of spreads as deposit rates hit floors.
Margins have generally improved since then as rates have increased. A different sort of compression of margins will occur as rates continue upward and the competition with the brokerage firms for deposits intensifies.

     There has been significant growth in deposits in all trade areas of the bank. New product offerings have been very successful in maintaining market share as interest rates have started to increase. A significant portion of past deposit growth has been noninterest bearing. Large banks are currently buying market share in the current rising rate environment. A large number of interest-bearing deposits are maturing/repricing at higher interest rates and higher yielding certificates have increased 12% from one year ago. Offsetting this will be the effect of loans with interest rates that are tied to prime repricing at slightly higher rates which will positively impact margins in the near future. However, with prime plus
1% currently at 10.5%, loan demand will begin to weaken. This will have a negative impact on margins if rates remain at these levels.





                       Page: 10



PART I.  Item 2. - FINANCIAL INFORMATION (cont'd.) 6/00-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation             (Unaudited)

Provision for Loan Losses:

     The loan loss provision is a charge against earnings necessary to maintain the reserve for loan losses at a level consistent with management's evaluation of the credit quality and risk adverseness of the portfolio. Management makes a quarterly evaluation as to the adequacy of the current loan loss reserve. Management's detailed analysis as of June 30, 2000 supports the adequacy of the current loan loss level of $2.3 million.

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

     The loan loss reserve was 1.6% and 1.7% of gross loans as of June 30, 2000 and December 31, 1999.

     Noninterest Income:

     Noninterest income is up 18.0% or $356,048 from the same period last year. Chesapeake Bank's Business
Manager product generated $738,322 in gross revenue for the first six months ended June 30, 2000, compared to the same period last year of $535,500. Managed assets in the business manager program were $8,613,430 at June
30, 2000, and $6,943,174 at June 30, 1999.

     The merchant card program has generated $407,597 or 28.0% more in gross revenue through June of this year than in the same period last year due to an increased customer base.

     The Other Income category was $286,615, up 11.5%, or $29,561 from one year ago. The Bank sold several pieces of mechanical equipment at gains and had a nonrecurring recovery of $8,482 from a billing error in a previous period. Service Charges on deposit accounts were up 8.8%, or $26,283, from one year ago due to increased account volume.





                       Page: 11



  PART I.  Item 2. - FINANCIAL INFORMATION (cont'd.) 6/00-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation               (Unaudited)

Noninterest Expenses:

     Employee salary expense amounted to $1,720,065 and $1,553,142 for the six months ended June 30, 2000 and 1999, respectively. Benefits expense is up 23.3% or $68,606 from June 30, 1999. These increases are directly related to new hires as market share has increased and due to cost increases in the employee benefit area. In addition, the Williamsburg market continues to be highly competitive due to the higher growth rate that the community is experiencing.

     Other expenses are up 31.1%, or $240,841, over the same period last year due in part to a $21,000 loss on property owned. There was also a $15,000 expense incurred for the removal of the James City County (JCC)
Winn-Dixie Supermarket banking unit. The JCC branch was closed on January 31, 2000. The rental expense associated with that facility ended April 20, 2000.
Other increases in expenses are associated with increased level of business activity.

     Cash management expense was $343,897 for the six months ended June 30, 2000, up 108.7% from the same period one year ago. This increase is associated with additional business activity and is more than offset by increased revenue.






                       Page: 12



PART I.  Item 2. - FINANCIAL INFORMATION (cont'd.) 6/00-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation                  (Unaudited)

     Assets and Loans:

     At June 30, 2000, Chesapeake Financial Shares had total assets of $212.9 million, up 7.8% from $197.4 million at December 31, 1999 and up 13.9% from $186.8 million of one year ago. Management has budgeted for a 7.0% growth in total assets for 2000.

     Total loans (gross) at June 30, 2000 were $146.4 million, representing an increase of 10.2% from December 31, 1999, when loans were $132.9 million.
Chesapeake Bank's loan quality is good as the following table shows. Management is confident that no serious delinquency trends are developing.

                                                    6/30/00      12/31/99
                                                    -------      --------
          Nonaccrual loans                         $515,852      $155,520
          90 days past due                            6,743         3,554
          Restructured loans                              0             0
                                                   ________      ________
          Totals                                   $522,595      $159,074

     Management is also confident there will be no loss incurred as the Bank is well secured on these assets.
There are no impaired loans outstanding at the end of either period.

     Charged off loans through June 30, 2000, amounted to $122,967 and charged off loans through June 30, 1999, were $686. Recoveries through June 30, 2000 were
$1,860 as compared to $16,656 as of June 30, 1999.

     Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director's Loan Review Committee. There have been no material changes in the concentrations of credit within the past three months that would warrant above average additions to the reserve. The Bank's only concentrations of credit greater than 70% of capital are individual consumer (227% of capital) and residential real estate (82% of total capital). Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

     The Bank's Other Real Estate Owned (OREO) portfolio currently has two properties with a total carrying value of $185,000. Bank management is currently marketing these properties. The Bank also has one repossessed asset valued at $6,500.

     Deposits:

     Deposits are $ 184.1 million at June 30, 2000 and
$174.8 million at December 31, 1999.  Deposits were
$184.1 million and $164.7 million at June 30, 2000 and June 30, 1999, respectively. The Bank's mix of deposit dollars has changed from June 30, 1999 with net increases in noninterest bearing, while savings and interest bearing transaction balances remained unchanged. During the same period total certificates dollars have increased 19.2%. It is management's opinion that this trend will continue in the current interest rate environment.



                       Page: 13



PART II.  Item l. - OTHER INFORMATION 6/00-10QSB
Chesapeake Financial Shares, Inc.
Legal Proceedings

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





                       Page: 14



PART II.  Item 6.  - OTHER INFORMATION 6/00-10QSB
Chesapeake Financial Shares, Inc.
Exhibits and Reports on Form 8-K
(Unaudited)

(a)  Exhibit  2  Plan of acquisition, reorganization, arrangement,
                 liquidation or succession                             N/A

     Exhibit  4  Instruments defining the rights of security
                 holders, including indentures                         N/A

     Exhibit 10  Material contracts                                    N/A

     Exhibit 11  Statement re: computation of earnings per share   See Part
                                                                  1, Item 1,
                                                                  Note 3 of
                                                                  this Form
                                                                  10-QSB

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




                       Page: 15

SIGNATURES
Chesapeake Financial Shares, Inc.                  SEC 10-QSB 6/00

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           Chesapeake Financial Shares, Inc.
                     (Registrant)



        08/08/00
         (Date)                   (Signature)
                           Douglas D. Monroe, Jr.
                       Chairman and Chief Executive Officer



        08/08/00

         (Date)                   (Signature)
                               John H. Hunt, II
                       Secretary and Chief Financial Officer






                       Page: 16