Form 10QSB
period 2000-09-30
CHESAPEAKE FINANCIAL SHARES INC
filed 2000-11-06
CIK 847538

U. S. Securities and Exchange commission
                     Washington, D.C.  20549

                           FORM 10-QSB

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2000.

        Class	                           	Outstanding at November 1, 2000

Common Stock, voting, $5.00 par value	 	               1,225,971
Common Stock, non-voting, $5.00 par value                   			0



                   CHESAPEAKE FINANCIAL SHARES, INC.

                            FORM 10-QSB

                               INDEX


                    PART I - FINANCIAL INFORMATION

                                                              									Page

	Item 1.   Financial Statements.........................................1-8

Consolidated Balance Sheets
September 30, 2000 and December 31, 1999................................1-2

Consolidated Statements of Earnings
Three months ended September 30, 2000 and 1999............................3

Consolidated Statements of Earnings
Nine months ended September 30, 2000 and 1999.............................4

Consolidated Statements of Cash Flows
Nine months ended September 30, 2000 and 1999.............................5

Consolidated Statement of Changes in Stockholder's Equity
Nine months ended September 30, 1999......................................6

Consolidated Statement of Changes in Stockholder's Equity
Nine months ended September 30, 2000......................................7

Notes to Consolidated Financial Statements................................8

Item 2.   Management's Discussion and Analysis of Financial
 Condition and Results of Operations.................................. 9-13

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..............................................14

Item 2.   Changes in Securities..........................................14

Item 3.   Defaults Upon Senior Securities................................14

Item 4.   Submission of Matters to a Vote of Security Holders............14

Item 5.   Other Information..............................................14

Item 6.   Exhibits and Reports on Form 8-K...............................15

Signatures...............................................................16





                               Page I



PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.         			  September 30,	   December 31,
Consolidated Balance Sheets             			        2000            1999

         ASSETS                                 				    (Unaudited)
Cash and due from banks.....................     $8,660,191	     $8,669,184
Securities available for sale
 U.S. Government agencies and mortgage-backed
  securities (book value of $22,000,884 -2000
  and $24,199,324-1999).....................     23,286,837	     23,727,615
 Obligations of state and political subdivisions
  (book value of $15,701,882-2000 and
  $13,571,303-1999)..........................    13,729,336	     13,166,902
 Other Securities (book value $2,554,611-2000
  and $2,554,862-1999........................     2,523,600       2,502,150

Loans........................................   153,231,378	    132,893,500
Less: Allowance for loan loss................    (2,394,401)	    (2,253,676)
					                                  		       ---------------------------
   Net loans.................................   150,836,977	    130,639,824

Bank premises and equipment, net.............     5,603,829	      5,384,908
Accrued interest receivable..................     1,541,517	      1,337,111
Business Manager Assets......................     7,942,850	      8,791,161
Other assets.................................     3,192,595	      3,216,278
							                                         ---------------------------
   Total assets..............................  $217,317,732   	$197,435,133
                               				            ============================




See accompanying notes to consolidated financial statements.  Page: 1



PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.   		         September 30,    December 31,
Consolidated Balance Sheets            			         2000     	      1999

LIABILITIES AND SHAREHOLDERS' EQUITY	                		(Unaudited)

Deposits
 Noninterest bearing deposits...............    $ 27,871,611  	 $ 27,150,692
 Savings and interest bearing deposits......      69,355,829	     67,238,177
 Certificates of deposit....................      93,545,906	     80,443,346
                               					         	  	---------------------------
  Total deposits............................     190,773,346  	  174,832,215

Federal funds purchased.....................       6,900,000	      4,800,000
Accrued interest payable....................         336,087         301,247
Other liabilities...........................       1,350,002	      1,140,506
Note payable................................         828,969	        847,713
					                                           	---------------------------
   Total liabilities........................     200,188,404	    181,921,681

Commitments and contingent liabilities

Shareholders' equity
 Preferred stock, par value $1 per share;
  authorized 50,000 shares; none outstanding               0		             0
 Common stock, voting.......................       6,132,355	      6,131,635
 Common stock, non-voting...................               0	        	     0
		               voting   	          non-voting
             9/30/00    12/31/99	  9/30/00 12/31/99
            ---------  ---------   ------- --------
Shares auth.2,400,000  2,400,000 	 635,000  635,000
Shares o/s. 1,226,471  1,226,327         0        0
Paid in capital.............................          98,552         264,745
Accumulated other comprehensive income......         (81,579)	      (619,848)
Retained earnings...........................      10,980,000	      9,736,920
							                                           --------------------------
   Total shareholders' equity...............      17,129,328      15,513,452
                              							             --------------------------
   Total liabilities and Shareholders' equity   $217,317,732	   $197,435,133
							                                          ===========================





See accompanying notes to consolidated financial statements.  Page: 2



PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.           				     Three Months Ended
Consolidated Statements of Earnings			                  September 30,
                                   							          2000           1999

         	Interest Income			                          			(Unaudited)

Interest and fees on loans...................   $ 3,411,800   $ 2,768,335
Interest on federal funds sold...............         3,636	          108
Interest on time deposits with banks.........         8,507	        1,734
Interest on U.S. Treasury securities.........             0	            0
Interest on U.S. Agency Obligations..........       423,322	      434,658
Interest on obligations of state and
 political subs..............................       175,757     	 203,291
                                                 ------------------------
  Total interest income	                   				   4,023,022     3,408,126

 	Interest Expense

Interest on savings and interest bearing
 deposits....................................       544,817	      558,433
Interest on certificates of deposit..........     1,458,484       911,350
Interest on federal funds purchased..........        79,739        45,205
Other interest expense.......................        11,463         7,885
                                                 ------------------------
  Total interest expense				                 	    2,094,503     1,522,873
                                                 ------------------------
Net interest income..........................	    1,928,519     1,885,253
Provision for loan losses....................        88,874    	   48,012
                                                 ------------------------
Net interest income after provision for loan
 losses......................................	    1,839,645     1,837,241

	Noninterest Income

Income from fiduciary activities.............       393,342     	 369,299
Service charges on deposit accounts..........       175,554     	 163,204
Securities gains (loses)-net.................             0	      (96,661)
Merchant card income.........................       348,199     	 304,763
ATM income...................................        61,847	       65,515
Cash Management income.......................       362,813	      310,221
Other income.................................       142,055     	 234,519
                                                 ------------------------
   Total noninterest income	                			   1,483,810     1,350,860

  	Noninterest Expense

Salaries.....................................       908,766     	 836,839
Employee benefits............................       174,418	      238,586
Occupancy expenses...........................       440,120	      382,649
Merchant card expense........................       306,084	      283,285
ATM expense..................................        61,497	       74,061
Cash management expense......................       195,109    	   88,257
Other expenses...............................       450,672     	 440,995
                                                  -----------------------
 Total noninterest expense...................     2,536,666     2,344,672
                                                  -----------------------
Income before income taxes...................       786,789	      843,429
Income taxes.................................       188,829	      238,426
                                                  -----------------------
   Net income................................    $  597,960    $  605,003
                                                  =======================

Earnings per share, basic....................         $0.49	        $0.49
Earnings per share, assuming dilution........         $0.47	        $0.47



See accompanying notes to consolidated financial statements.  Page: 3




PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.				                 Nine Months Ended
Consolidated Statements of Earnings			                  September 30,
							                                               2000          1999

      	Interest Income			                             			(Unaudited)

Interest and fees on loans....................    $ 9,572,505  $ 8,087,635
Interest on federal funds sold................          5,696	      53,990
Interest on time deposits with banks..........         17,383	       9,229
Interest on U.S. Treasury securities..........              0	       1,025
Interest on U.S. Agency Obligations...........      1,216,472    1,178,231
Interest on obligations of state and
 political subs...............................	       677,863	     564,074
                                                   -----------------------
     Total interest income		                   		  11,489,919    9,894,184

Interest Expense

Interest on savings and interest bearing
  deposits.................................... 	    1,649,686    1,500,048
Interest on certificates of deposit...........      3,694,562    2,996,233
Interest on federal funds purchased...........        309,816       59,085
Other interest expense........................         30,784       31,785
                                                   -----------------------
   Total interest expense	                  				    5,684,848    4,587,151
                                                   -----------------------
Net interest income...........................      5,805,071    5,307,033
Provision for loan losses.....................        269,122    	 162,700
                                                   -----------------------
Net interest income after provision for loan
 losses.......................................	     5,535,949    5,144,333
                                                   -----------------------

   	Noninterest Income

Income from fiduciary activities..............        852,798    	 818,733
Service charges on deposit accounts...........        501,407    	 462,774
Security gains (losses)-net...................              0	     (96,661)
Merchant card income..........................        755,796    	 623,248
ATM income....................................        176,197    	 175,617
Cash Management income........................      1,101,135    	 845,721
Other income..................................        428,670	     491,573
                                                    ----------------------
    Total noninterest income				                    3,816,003    3,321,005
                                                    ----------------------
    	Noninterest Expense

Salaries......................................      2,628,831    2,389,981
Employee benefits.............................        537,642    	 533,204
Occupancy expenses............................      1,213,333    1,158,207
Merchant card expense.........................        680,426	     621,744
ATM expense...................................        180,760    	 212,980
Cash management expense.......................        539,006	     253,046
Other expenses................................      1,466,953    1,237,545
                                                    ----------------------
     Total noninterest expense................      7,246,951    6,406,707
                                                    ----------------------
Income before income taxes....................      2,105,001    2,058,631
Income taxes..................................        505,200    	 542,226
                                                    ----------------------
    Net income................................    $ 1,599,801  $ 1,516,405
                                                   =======================

Earnings per share, basic.....................          $1.30	       $1.23
Earnings per share, assuming dilution.........          $1.26	       $1.18



See accompanying notes to consolidated financial statements.  Page: 4




PART I. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.		         			     Nine Months Ended
Consolidated Statements of Cash Flows				              September 30,
								                                            2000           1999
								                                                (Unaudited)
	Cash flows from operating activities:
Net income...................................   $ 1,599,801   $ 1,516,405
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
 Depreciation and amortization...............       670,966       484,947
 Provision for loan losses...................       269,122       162,700
 Provision for cash management account losses       190,000        85,000
 (Amortization) of discount and amortization
  of premiums, net ..........................       158,377       475,483
  Net loss on sale of securities.............             0        96,661
Changes in assets and liabilities:
 Decrease (increase) in accr. interest
  receivable.................................      (204,406)      (21,982)
 Decrease (increase) in other assets.........      (144,548)     (326,947)
 Increase (decrease) in accrued interest
  payable....................................        34,840       (45,484)
 Increase (decrease) in other liabilities....       209,496       219,755
                                                  -----------------------
Net cash provided by (used for) operating
 activities..................................     2,783,648     2,646,538
                                                  -----------------------
	Cash flows from investing activities:
Purchases of securities available for sale...    (3,001,715)  (15,255,607)
Proceeds from sale or call of securities
 available for sale..........................             0     4,746,458
Proceeds from maturities of securities
 available for sale..........................     3,406,732    12,334,189
Origination of loans available for sale......    (1,698,360)   (5,619,250)
Proceeds from sale of loans available for
 sale........................................     1,698,360     5,619,250
Net (increase) decrease in loans outstanding.   (20,466,275)  (13,980,014)
Net (increase) decrease in 	business manager
 assets......................................       658,311       180,990
Other capital expenditures...................      (889,887)     (860,828)
                                                 ------------------------
Net cash provided by (used for) investing
 activities..................................   (20,292,834)  (12,834,812)
                                                 ------------------------

	Cash flows from financing activities:
Net increase (decrease) in demand accounts,
 interest bearing demand deposit accounts
 and savings deposits........................     2,838,571    14,663,387
Net increase (decrease) in certificates of
 deposit.....................................    13,102,560   (13,969,753)
Net increase (decrease) in federal funds
 purchased...................................     2,100,000     5,000,000
Cash dividends...............................      (356,721)     (296,434)
Proceeds from issuance of voting common stock       110,790        77,000
Acquisition of voting common stock...........      (276,263)     (281,234)
Curtailment of long-term borrowings..........       (18,744)      (17,744)
                                                 ------------------------
Net cash provided by (used for) financing
 activities..................................     17,500,193    5,175,222
                                                 ------------------------
Net (decrease) increase in cash and federal
 funds sold..................................        (8,993)   (5,013,052)
Cash and federal funds sold at beginning of
 period......................................     8,669,184    12,937,686
                                                 ------------------------
Cash and federal funds sold at end of period.   $ 8,660,191   $ 7,924,634
                                                =========================




See accompanying notes to consolidated financial statements.  Page: 5


                Statement of Changes in Stockholder's Equity
                     Chesapeake Financial Shares, Inc.
                   Nine Months Ended September 30, 1999
                              (Unaudited)
										                                                                	Accumulated	          		 Additional
						                                      	Comprehensive	   Retained    	Other Compr.	  Common	     Paid-In
					                            Total   	       Income    	  Earnings 	     Income     	  Stock      Capital
                              ----------       ----------   -----------    ----------     -------    ---------
Beginning balance		         	$14,928,406	                 		$8,082,349    	$174,267      $6,147,995 	$523,795

Comprehensive Income:
	Net Income	            		     1,516,405     	 $1,516,405 	  1,516,405
	Other comprehensive
	 income, net of tax:
	Unrealized gain on
  securities	available
  for sale:		                   (420,992)	       (420,992)	         		     (420,992)
                               ---------        ---------
Total comprehensive
 income, net of tax:                      				 $1,095,413
                                               ==========
Acquisition of common stock     (281,234)                         							                   (68,700)	(212,534)
Issuance of common stock			       77,000                            							                  55,440	   21,560
Dividends declared			           (296,434)			                 (296,434)
                               ---------                    ---------     ---------        --------  ---------
Ending balance           				$15,523,151		               	 $9,302,320    	$(246,725)	    $6,134,735	 $332,821
                             ===========                   ==========     =========      ==========  ========





                                   Page 6



                 Statement of changes in Stockholder's Equity
                       Chesapeake Financial Shares, Inc.
                     Nine Months Ended September 30, 2000
                                   Unaudited
                                                                							 			Accumulated			              Additional
						                               	 Comprehensive	     Retained        	Other Compr.    Common       Paid-In
			                		     Total    	       Income      	  Earnings 	        Income     	    Stock     	 Capital
                       -----------      -----------      ----------        ----------     ----------   --------
Beginning balance	   		$15,513,452      $		              $9,736,920	       $(619,848) 	   $6,131,635   $264,745

Comprehensive Income:
	Net Income			           1,599,801	      1,599,801	       1,599,801
	Other comprehensive
	 income, net of tax:
	Unrealized gain on
  securities	available
   for sale:		             538,269	        538,269 		                        538,269
                         ---------       ---------                          ---------
	Total comprehensive
  income, net of tax:			              		$2,138,070
                                        ==========
Acquisition of common
 stock		                  (276,263)							                                                   (74,880)	 (201,383)
Issuance of common
 stock			                  110,790						                                 	                    75,600	    35,190
Dividends declared			     (356,721)	                		     (356,721)
                         ---------                        ---------         --------         -------   --------
Ending balance			      $17,129,328		                   	$10,980,000        	$(81,579)	    $6,132,355	   $98,552
                       ===========                      ===========         ========       =========    =======



                                  Page 7




PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.) 9/00-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements

1.	Chesapeake Financial Shares, Inc. ("CFS) owns 100% of Chesapeake Bank
(the "Bank") and Chesapeake Financial Group, Inc. (CFG). Two additional subsidiaries, Chesapeake Mortgage Company, Inc. and Chesapeake Insurance Agency, Inc. (t/a Chesapeake Investment Services) are wholly owned
subsidiaries of CFS and the Bank, respectively.   The Bank also is the 100%
owner of CNB Properties, Inc   The consolidated financial statements include
the accounts of CFS and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

2.	The accounting and reporting policies of the registrant conform to generally accepted accounting principles and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant's 1999Annual Report to Shareholders.

3. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. The potential common stock will not have a significant impact on net income.

                              						September 30, 2000     September 30, 1999

Weighted average number of common
 shares, basic	                          1,229,019		            1,233,598
Effect of dilutive stock options			         39,440		               55,250
                                         ---------              ---------
Weighted number of common shares
 and dilutive potential common
 stock used in diluted EPS	              1,268,459		            1,288,848
                                         =========              =========




                              Page: 8




PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/00-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)

A.  Summary - liquidity and capital resources

	Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. Management's primary sources of liquidity continue to be federal funds sold, short term borrowings from Federal Home Loan Bank Atlanta, securities maturing within one year, and principal payments from mortgage securities. The repayment and sale of loans also provide liquidity. The total of federal funds sold, securities maturing within one year, and estimated principal payments on mortgage-backed securities within one year at September 30, 2000 was approximately
$4,731,000, compared to $8,236,000 one year ago and $6,334,000 at December 31,1999.

	The liquidity ratio at September 30, 2000 was 23.3%, compared with 25.4% one year ago. This ratio is arrived at by dividing net liquid assets
(sum of total Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management has found in the past that 18% represents a sufficient level of liquidity to meet cash needs.

	Management believes capital is adequate to meet current needs.  Unencumbered capital (total capital net of accumulated other comprehensive income less intangibles plus reserves) as a percent of total adjusted assets (total assets less intangibles plus reserves) was 8.9% at September 30, 2000 and
9.2% at December 31, 1999, for CFS.

	Chesapeake Financial Shares and Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%.  At September 30, 2000 and December
31, 1999 the consolidated ratio of Tier 1 risk-based capital to risk-adjusted assets was 9.8% and 10.4%, respectively.  Total risked based capital to risk weighted assets was 11.1% and 11.7% at September 30, 2000 and December 31, 1999, respectively.  Tier one leverage capital was 8.1% and
8.3%, at September 30, 2000 and December 31, 1999, respectively.





                             Page: 9




PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/00-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)

B.  Results of operations:

     Earnings Summary:

 Net income was $1,599,801 for the nine months ended September 30, 2000, compared with income of $1,516,405 for the same period in 1999. On a fully diluted per share basis, the net profit was $1.26 for the first nine months of 2000. Earnings per share through the third quarter of 1999 were $1.18, fully diluted. Net interest income before provision increased $498,038 or 9.4% and noninterest income increased $494,998 or 14.9%. The Company experienced a net increase in noninterest expense (which includes other expense) of $840,244 or 13.1%.

     Net Interest Income:

	Chesapeake Financial Shares' results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities.
At September 30, 2000, the Company's interest-earning assets exceeded its interest-bearing liabilities by approximately $29.8 million, compared with a
$25.2 million excess one year ago.

	Net interest margins are 4.43% at September 30, 2000 compared to 4.60% at
September 30, 1999.   Margins had narrowed during the later part of 1998 and
the first half of 1999 due to falling rates and the resulting compression of spreads as deposit rates hit floors. Margins have generally improved since then as rates have increased. A different sort of compression of margins occurred as rates continued upward and the competition with the brokerage firms for deposits intensified.

There has been significant growth in deposits in all trade areas of the bank. New product offerings have been very successful in maintaining market share as interest rates have been increasing. A significant portion of past deposit growth has been noninterest bearing. Large banks continue to buy market share in the current rising rate environment. A large number of interest-bearing deposits are maturing/repricing at higher interest rates and higher yielding certificates have increased 31.5% from one year ago. Offsetting this will be the effect of loans with interest rates that are tied to prime repricing at slightly higher rates which will positively impact margins during the next several quarters. However, with prime plus 1% currently at 10.5%, loan demand is expected to weaken. This will have a negative impact on margins if rates remain at these levels.





                          Page: 10



PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/00-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)

Provision for Loan Losses:

	The loan loss provision is a charge against earnings necessary to maintain the reserve for loan losses at a level consistent with management's evaluation of the credit quality and risk adverseness of the portfolio.
Management makes a quarterly evaluation as to the adequacy of the current loan loss reserve. Management's detailed analysis as of September 30, 2000 supports the adequacy of the current loan loss level of $2.4 million.

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

	The loan loss reserve was 1.6% and 1.7% of gross loans as of September 30, 2000 and December 31, 1999.

     Noninterest Income:

	Noninterest income is up 14.9% or $494,998 from the same period last year. Chesapeake Bank's Business Manager product generated $1,101,135 in gross revenue for the first nine months ended September 30, 2000, compared to the same period last year of $845,721. Managed assets in the business manager program were $7,942,850 at September 30, 2000, and $8,791,161 at September
30, 1999.

	The merchant card program has generated $755,799 or 21.3% more in gross revenue through September of this year versus the same period last year due to an increased customer base. The Other Income category was $428,670, down 12.8%, or $62,903 from one year ago. The Bank sold a building in September of last year at a gain of $109,000.




                                Page: 11



PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/00-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)

Noninterest Expenses:

	Employee salary expense amounted to $2,628,831 and $2,389,981 for the nine months ended September 30, 2000 and 1999, respectively. Benefits expense is up 0.8% or $4,438 from September 30, 1999. These increases are directly related to new hires as market share has increased. In addition, the Williamsburg market continues to be highly competitive due to the higher growth rate that the community is experiencing.

	Other expenses are up 18.5%, or $229,408, over the same period last year. There was a $15,000 expense incurred for the removal of the James City County
(JCC) Winn-Dixie Supermarket banking unit. The JCC branch was closed on January 31, 2000. The rental expense associated with that facility ended
April 20, 2000. Other increases in expenses are associated with increased level of business activity.

	Cash management expense was $539,006 for the nine months ended September 30,
2000, up 113.0% from the same period one year ago. This increase is associated with additional business activity and is more than offset by increased revenue.




                               Page: 12



PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/00-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)

     Assets and Loans:

	At September 30, 2000, Chesapeake Financial Shares had total assets of $217.3 million, up 10.1% from $197.4 million at December 31, 1999 and up
15.4% from $188.3 million of one year ago. Management has budgeted for a 7.0% growth in total assets for 2000.

	Total loans (gross) at September 30, 2000 were $153.2 million, representing an increase of 15.3% from December 31, 1999, when loans were $132.9 million.
Chesapeake Bank's loan quality is good as the following table shows.
Management is confident that no serious delinquency trends are developing.

                                           					   9/30/00	       12/31/99

		Nonaccrual loans                              		$394,696	       $155,520
		90 days past due		                               251,684	          3,554
		Restructured loans	                                    0		             0
                                             					________       	________
		Totals	                                       		$646,380	       $159,074

	Management is also confident there will be no loss incurred as the Bank is well secured on these assets. There are no impaired loans outstanding at the end of either period.

	Charged off loans through September 30, 2000, amounted to $131,073 and charged off loans through September 30, 1999, were $8,962. Recoveries through September 30, 2000 were $2,676 as compared to $18,956 as of September 30, 1999.

	Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director's Loan Review Committee. There have been no material changes in the concentrations of credit within the past three months that would warrant above average additions to the reserve. The Bank's only concentrations of credit greater than 70% of capital are individual consumer (225% of capital) and residential real estate (71% of total capital). Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

	The Bank's Other Real Estate Owned (OREO) portfolio currently has two properties with a total carrying value of $185,000. There is a contract on one property valued at $175,000.

	Deposits:

	Deposits are $190.8 million at September 30, 2000 and $174.8 million at December 31, 1999. At September 30, 1999, deposits were $165.3 million. The Bank's mix of deposit dollars has changed from September 30, 1999 with net increases in noninterest bearing, while savings and interest bearing transaction balances are flat. During the same period total certificates dollars have increased 31.5%. It is management's opinion that this trend will continue in the current interest rate environment.


                                Page: 13



 PART II.  Item l. - OTHER INFORMATION 9/00-10QSB
Chesapeake Financial Shares, Inc.
Legal Proceedings

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



                                 Page: 14




PART II.  Item 6.  - OTHER INFORMATION 9/00-10QSB
Chesapeake Financial Shares, Inc.
Exhibits and Reports on Form 8-K
(Unaudited)

(a)	Exhibit  2  Plan of acquisition, reorganization, arrangement,
              		liquidation or succession	                           				N/A

   	Exhibit  4  Instruments defining the rights of security	holders,
                including indentures                                 				N/A

    Exhibit 10  Material contract		                                    		N/A

    Exhibit 11  Statement re: computation of earnings per share	  See Part 1,
                                                                  Item 1, Note
                                                                  3 of this
                                                                  Form 10-QSB

    Exhibit 15  Letter re: unaudited interim financial information      	N/A

   	Exhibit 18  Letter re: change in accounting principles		            	N/A

   	Exhibit 19  Report furnished to security holders                  			N/A

   	Exhibit 22  Published report regarding matters submitted to
                vote of security holders			                 		Previously Filed

   	Exhibit 23  Consents of experts and counsel	                      			N/A

   	Exhibit 24  Power of attorney	                                   				N/A

   	Exhibit 27  Financial Data Schedule		                    	      	 Attached

   	Exhibit 99  Additional exhibits				                                  N/A



(b)  No filings were made on Form 8-K for the period.






                            Page: 15




SIGNATURES
Chesapeake Financial Shares, Inc.					SEC 10-QSB 9/00

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     Chesapeake Financial Shares, Inc.
                              (Registrant)



	11/01/00                            /s/ Douglas D. Monroe, Jr.
  (Date)		                               		(Signature)
			                                 	Douglas D. Monroe, Jr.
			                          	Chairman and Chief Executive Officer



	11/01/00						                      /s/ John H. Hunt, II
  (Date)		                              		(Signature)
			                                   	John H. Hunt, II
			                         	Secretary and Chief Financial Officer



























Page: 16