Form 10-K
period 2000-12-31
CHESAPEAKE FINANCIAL SHARES INC
filed 2001-03-28
CIK 847538

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

 [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934
                 For the fiscal year ended December 31, 2000.

                        Commission file number 0-18543

                       CHESAPEAKE FINANCIAL SHARES, INC.
                       ---------------------------------

             Virginia                                  54-1210845
             --------                                  ----------
   (State or other jurisdiction of                   (I.R.S Employer
   incorporation or organization)                  Identification No.)

    19 N. Main St., Kilmarnock, VA                        22482
    ------------------------------                       ------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:      (804)435-1181

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                        Common Stock ($5.00 par value)
                        ------------------------------
                               (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No _____
   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's Revenues for its most recent fiscal year: $20,807,201.

As of March 1, 2001 the aggregate market value of Common Stock of Chesapeake Financial Shares, Inc. held by nonaffiliates was approximately $9,953,560 based upon the average sales price per share known to management during January and February 2001.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2000.

          Class                               Outstanding at March 1, 2001
          -----                               ----------------------------
Common Stock, $5.00 par value                          1,233,701

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended December 31, 2000 are incorporated into Part II, Items 5 through 7 of this Form 10-KSB.

     Portions of the definitive proxy statement for the 2001 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

Transitional Small Business Disclosure Format  Yes ____      No   X
                                                               ----

                       CHESAPEAKE FINANCIAL SHARES, INC.
                                  FORM 10-KSB
                                     INDEX
                                     -----

                                    PART I

                                                                                                Page
                                                                                                ----
Item 1.    Description of Business.........................................................       1
           Statistical Information.........................................................   11-22

Item 2.    Description of Property.........................................................      23

Item 3.    Legal Proceedings...............................................................      23

Item 4.    Submission of Matters to a Vote of Security Holders.............................      23

                                PART II

Item 5.    Market for Common Equity and Related Stockholder
                Matters....................................................................      24

Item 6.    Management's Discussion and Analysis or Plan of
                Operation..................................................................      24

Item 7.    Financial Statements............................................................      24

Item 8.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................................      24

                               PART III

Item 9.    Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................................      24

Item 10.   Executive Compensation..........................................................      24

Item 11.   Security Ownership of Certain Beneficial Owners and
                Management.................................................................      24

Item 12.   Certain Relationships and Related Transactions..................................      24

Item 13.   Exhibits and Reports on Form 8-K................................................      25

Signatures ................................................................................      26

                                        PART I
                                        ------

Item 1. Description of Business
-------------------------------

The Company

     Chesapeake Financial Shares, Inc. (the "Company") is an independent, community owned financial holding company based in Kilmarnock, Virginia. The Company was incorporated under the laws of the Commonwealth of Virginia in 1982 in connection with the reorganization of Chesapeake Bank (the "Bank", organized in 1900) into a one-bank holding company structure. The Company conducts substantially all of its business activities through its wholly-owned subsidiary-the Bank. The Company also operates Chesapeake Investment Group, Inc. and its subsidiaries Chesapeake Financial Group, Inc., Chesapeake Insurance Agency, Inc., d/b/a Chesapeake Investment Services, and Chesapeake Trust Company.

     On December 31, 2000, the Company and its subsidiaries had 109 full-time equivalent employees.

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

     The Bank has grown to provide a full range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, commercial, residential real estate and consumer loan services, safekeeping services and trust and estate services. Other products include Touch Tone Teller,24 hour access services, and annuity and brokerage services. In February 2000 the Bank introduced its internet banking product, which includes a bill paying service. Check imaging was successfully implemented during the summer of 2000 as well as a new loan documentation preparation software. The Bank is a member of the Federal Reserve System and its deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation.

     Total assets have increased 13.6%, 8.6%, and 10.9% for each of the years ended December 31, 2000, 1999 and 1998, respectively, over prior years. At December 31, 2000, total loans, net of reserves, amounted to $156.3 million, a 19.7% increase from $130.6 million in total loans at December 31, 1999, which was a 19.4% increase from the previous year-end total of $109.4 million at December 31, 1998. Growth in total deposits has followed a similar pattern with increases of 11.0%, 6.2%, and 11.6% during 2000, 1999 and 1998, respectively, over prior years.

     The Bank operates nine banking offices and thirteen ATMs. The Bank's existing market area covers most of the area north of the Rappahannock River and south of the Potomac River known as the "Northern Neck", the area bounded on the south by the York River and on the north by the Rappahannock River, known as the "Middle Peninsula", and the Williamsburg area north of the James River. The Bank expanded its market area to the James City County/Williamsburg area in May 1995.

     The Bank's current market area is largely rural. The principal business activities in the area are related to small commercial enterprises and residential real estate activities, each of which have benefited from the area's popularity as a retirement and summer home location. The recent population growth of the York County - James City County/Williamsburg - Hampton triangle has provided additional commercial and residential business activity, which has diversified and expanded traditional revenue sources.

     With the exception of the Bank's Rappahannock Westminster Canterbury Office (the "RWC Office"), the Gloucester Winn-Dixie Office, and the Five Forks/Williamsburg Office, the Bank's Main Office and branch offices are held in fee, free of any encumbrances. The RWC Office is leased under an agreement that expires May 31, 2005. The Gloucester branch occupies facilities rented from Winn-Dixie Raleigh. The second term on the Gloucester lease expires in October of 2004 and has one five year renewal. The Five Forks/Williamsburg Office lease expires December 31, 2005.

     The Bank's branch offices are located as follows:

Gloucester Winn-Dixie Office    Hayes Office              Lively Office
6569 Market Drive               3140 George Washington    Route 3 & 201
The Shoppes at Gloucester           Memorial Highway      Lively
Gloucester                      Hayes Shopping Center
                                Hayes

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

     The Company acquired a 2.647 acre commercial property (formerly the Colonial Store complex) on School Street in Kilmarnock on January 2, 1998. The long term debt is secured by this property. The building is approximately 27,000 square feet. Approximately half of the space is rented to two tenants, Advance Auto and deMedici's Fine Italian Restaurante. The remaining space is being used by the Company's Administrative Support, Operations, and Loan Processing Center. The space at 19 N. Main Street is leased under an agreement that expires on April 1, 2002 and has a five year renewal.

The Investment Companies

     Chesapeake Financial Group, Inc. ("CFG") was incorporated August 31, 1998 and opened for business at the end of 1998. CFG has established unique partnerships with premier investment managers to offer superior portfolio management coupled with highly customized service to high net worth individuals and institutions.

     Chesapeake Insurance Agency, Inc., d/b/a Chesapeake Investment Services ("CIS") offers annuity products (fixed and variable), mutual funds and discount brokerage products. The Company chartered two additional companies during 2000, Chesapeake Investment Group, Inc. ("CIG") and Chesapeake Trust Company, Inc. ("CTC"). While both companies were inactive at year end, they are part of a corporate restructuring that was completed during first quarter of 2001. CIG is now a wholly owned subsidiary of CFS. CTC has become a wholly owned subsidiary of CIG, as have CIS and CFG. The Bank has transferred the Trust Department's business to CIG.

     The primary motivation for this change is to present the Company's financial services to its clients and potential clients in order to enhance the Company's investment services products and give its customers the attention and expertise they require.

The Mortgage Company

     Chesapeake Mortgage Company, Inc. (the "Mortgage Company"), which is a wholly-owned subsidiary of the Company, is currently inactive.

     See "Lending Activities" below for further information on the mortgage lending services offered by the Bank.

Other Entities

     CNB Properties, Inc., a wholly owned subsidiary of the Bank, was formed September 23, 1991, to provide a corporate vehicle to buy and hold properties (such as foreclosures) on a temporary basis.

Lending Activities

     The Company provides a wide range of commercial, real estate, and consumer loan services through the Bank.

     Real Estate Lending. The Bank's second largest loan category is its real estate loan portfolio (both mortgage and construction lending), which amounted to $47.1 million at December 31, 2000, or 29.7% of the Bank's total loan portfolio. The Bank offers permanent fixed and adjustable rate first mortgage loans on one-to-four family residential properties. Most of the long-term fixed rate mortgages and the adjustable rate mortgages are underwritten and documented in accordance with the guidelines of the Federal Home Loan Mortgage Corporation and are sold in the secondary market within fifteen to sixty days after the loan closing date.

     The Bank emphasizes the origination of adjustable rate mortgages in order to increase the proportion of the Company's total loan portfolio with more frequent repricing. At December 31, 2000, 45.9% of the mortgage portfolio was subject to repricing or maturing within twelve months.

     The relative customer demand for adjustable-rate and fixed-rate residential mortgage loans has varied considerably, depending on such factors as the level of interest rates and expectations regarding future interest rates and the supply of new housing units placed on the market in the Company's trade area. As part of its residential lending program, the Bank offers construction loans with 80% loan-to-value ratios to qualified builders and individuals. Construction loans generally have terms of up to twelve months, with interest rates generally as fixed commitments. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. In addition to builders' projects, the Bank finances the construction of individual, owner-occupied houses where qualified contractors are involved. Construction loans are structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution.

     Construction loans afford the Bank the opportunity to charge higher loan origination fees, to increase the frequency of repricing of its loan portfolio and to earn yields higher than those obtainable on adjustable-rate loans secured by existing one - to - four family residential properties. These higher yields reflect the higher risks associated with construction lending, principally the difficulty in evaluating accurately the total funds required to complete a project and the post-completion value of the project. As a result, the Bank places a strong emphasis upon the borrower's ability to repay principal and interest.

     Consumer Lending. As the competitive and regulatory environments have changed, the Company has sought to expand its retail banking services to complement the range of traditional consumer services already offered. The Bank has maintained its emphasis on consumer loans (an 18.5% increase in 2000 over 1999 and a 25.5% increase in 1999 over 1998) because of their attractive yields and repricing characteristics. The Bank currently originates a variety of consumer loans, including lines of credit secured by owner-occupied real estate, real estate equity loans, boat loans, loans secured by deposits, unsecured loans and automobile loans. The Bank's consumer loan portfolio was approximately $31.8 million at December 31, 2000, or 20.1% of its total loan portfolio.

     Consumer loans generally are considered to entail greater risk than residential mortgage loans secured by first liens on owner-occupied properties. The Bank's underwriting and screening processes have been designed to reduce this risk and have, to date, limited the Bank's consumer delinquency rate to levels below industry averages. At December 31, 2000, only 0.51% of the Bank's consumer loan portfolio was 30 days or more delinquent.

     Commercial Lending. Commercial lending activities to the Bank's commercial, industrial, agricultural, and governmental customers include the making of asset-based and other secured loans, making unsecured loans, and offering demand and term loans. Management believes commercial loans offer the potential for better yields and repricing characteristics than most other types of loans. At December 31, 2000, the Bank's commercial loan portfolio amounted to $76.3 million, or 48.1% of its total loan portfolio. See Note 3 to the consolidated financial statements included in the Company's 2000 Annual Report to Shareholders (the "Annual Report") in Exhibit 13 to this report and incorporated by reference in this report for a breakdown of the major loan classifications. Of the $76.3 million of commercial loans at December 31, 2000, 56.2% of such loans either matured or were subject to repricing within one year. (also see Table 4 at page 18).

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his employment and other income, commercial loans generally involve more risk. Commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of its business and are generally secured by business assets, such as accounts receivable, equipment, and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. At December 31, 2000, 95.2% of the commercial loans were secured by some form of collateral and 0.98% of the Bank's commercial loan portfolio was 30 days or more delinquent. See Table 6 at page 20 showing the amount of commercial loans charged off during 2000 and 1999.

     The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 114, "Accounting by Creditors for Impairment of a Loan". This statement has been amended by FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". FASB Statement No. 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value of the collateral. FASB Statement No. 114, as amended also requires certain disclosures about investments in impaired loans and the allowance for credit losses and interest income recognized on loans.

     The Company considers all consumer installment loans and residential mortgage loans to be homogeneous loans. These loans are not subject to impairment under FASB Statement No. 114. A loan is considered impaired when it is probable that the Company will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired, if the factors above indicate a need for impairment. A loan on nonaccrual status may not be considered impaired, if it is in the process of collection or there is an insignificant shortfall in payment. An insignificant delay of less than 30 days or a shortfall of 5% of the required principal and interest payment generally does not indicate an impairment situation, if in management's judgment the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as impaired loans under FASB Statement No. 114. Charge-offs for impaired loans occur when the loan, or portion of the loan is determined to be uncollectible, as is the case for all loans. The Company had no loans subject to FASB Statement No. 114 at December 31, 2000, 1999, and 1998.

Long-Term Debt

     See Note 5 to the consolidated financial statements included in the Annual Report for information concerning term loan agreements of the Company.

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

Supervision and Regulation

     General. As a bank holding company and, effective December 7, 2000, a financial holding company under the Gramm-Leach-Bliley Act of 1999, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the State Corporation Commission of Virginia (the "SCC"). The Company also is registered under the bank holding company laws of Virginia and, accordingly, the Company is subject to regulation and supervision by the SCC.

     The following description summarizes the significant state and Federal laws to which the Company and the Bank are subject. To the extent statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

     The Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the "GLB Act" or the "Act"), signed into law on November 12, 1999, amended a number of Federal banking laws that affect the Company and the Bank, and the provisions of the Act that are believed to be of most significance to the Company are discussed below. In particular, the GLB Act permits a bank holding company to elect to become a financial holding company. In order to become and maintain its status as a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating. The Company filed an election and on December 7, 2000, became a financial holding company.

     Under the BHCA, a bank holding company, including a financial holding company, may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA, as amended by the GLB Act, now generally limits the activities of a bank holding company that is a financial holding company to that of banking, managing or controlling banks; performing certain servicing activities for subsidiaries; and engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity, as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury; or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, as determined by the Federal Reserve Board. Activities that are "financial in nature" include those activities that the Federal Reserve Board had determined, by order or regulation in effect prior to enactment of the GLB Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     The GLB Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. In particular, the GLB Act repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also provides that, while the states continue to have the authority to regulate insurance activities, in most instances they are prohibited from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. A financial holding company, therefore, may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and insurance underwriting, sales and brokerage activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act directs the Federal bank regulatory agencies to adopt insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures, and such regulations have been adopted and will become effective April 1, 2001.

     The GLB Act includes a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. The Act repealed the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker", and a set of activities in which a bank may engage without being deemed a "dealer". The Act also makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940 and the Investment Advisers Act of 1940.

     The GLB Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to an unaffiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the Act. The Act also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means. The Act also contains requirements for the posting of notices by operators of automated teller machines regarding fees charged for the use of such machines.

     Many of the GLB Act's provisions, including the customer privacy protection provisions, require the Federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement those respective provisions. Most of the required implementing regulations have been proposed and/or adopted by the bank regulatory agencies as of December 31, 2000. Neither the provisions of the GLB Act nor the Act's implementing regulations as proposed or adopted have had a material impact on the Company's or the Bank's' regulatory capital ratios (as discussed below) or ability to continue to operate in a safe and sound manner.

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorizes the Federal Reserve Board to permit adequately capitalized and adequately managed bank holding companies to acquire all or substantially all of the assets of an out-of-state bank or bank holding company, subject to certain conditions, including nationwide and state concentration limits. Effective June 1, 1997, banks also are able to branch across state lines (unless state law would permit such interstate branching at an earlier date), provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Virginia has adopted legislation that permits branching across state lines effective July 1, 1995, provided there is reciprocity with the state in which the out-of-state bank is based.

     Capital Requirements. The Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that banking organizations maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least, half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2000 were 9.8% and 11.0%, respectively, exceeding the minimums required.

     In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets). These guidelines provide for a minimum ratio of 3% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. The leverage ratio of the Company as of December 31, 2000, was 8.1%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

     Limits on Dividends and Other Payments. The Company is a legal entity separate and distinct from its subsidiary institutions. Substantially all of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends to the Company as well as the payment of dividends by the Company to its respective shareholders.

     Under federal law, the Bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, the Company or take securities of the Company as collateral for loans to any borrower. The Bank is also subject to collateral security requirements from any loans or extensions of credit permitted by such exceptions.

     The Bank is subject to various statutory restrictions on its ability to pay dividends to the Company. Under the current supervisory practices of the Bank's regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. Under these supervisory practices, at December 31, 2000, the Bank could have paid additional dividends to the Company of approximately $3.6 million, without obtaining prior regulatory approval. The payment of dividends by the Bank or the Company may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe and unsound practice.

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

     Community Reinvestment Act. The Bank is also subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

     FDIC Insurance Assessment. As an institution with deposits insured by the BIF, the Bank also is subject to insurance assessments imposed by the FDIC. The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institutions may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Under the final risk-based assessment system there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from zero basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

     Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Management does not know of any practice, condition, or violation that might lead to termination of deposit insurance.

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

Other

     During the fourth quarter of 2000, the Company satisfactorily completed a Combined Safety and Soundness Examination performed by the Federal Reserve Bank of Richmond. As of February, 2000, the Bank and the Company satisfactorily completed Transfer Agent Examination, also performed by the Federal Reserve Bank. As a result of these examinations management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

Forward-Looking Statements

     This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives and business of the Company and the Bank. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (a) competitive pressure in the financial services industry increases significantly; (b) changes in the interest rate environment reduce margins; (c) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (d) changes occur in the financial services regulatory environment; and (e) changes occur in the securities markets.

Item 1.  Statistical Information
--------------------------------

     The following statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

                                      INDEX

                                                                           Page
TABLE 1.  Average Balance Sheets, Net Interest Income, and Rates.........  12-13

TABLE 2.  Analysis of Change in Net Interest Income......................     14

TABLE 3.  Types of Investment Securities.................................     15

TABLE 4.  Maturity Schedule of Selected Loans as of Dec. 31, 2000........     16

TABLE 5.  Risk Elements..................................................     17

TABLE 6.  Summary of Allowance for Loan Losses...........................     18

TABLE 7.  Allocation of the Allowance for Loan Losses....................     19

TABLE 8.  Deposits.......................................................     19

TABLE 9.  Return on Equity and Assets....................................     20

TABLE 10. Short Term Borrowing...........................................     20

TABLE 11. Interest Sensitivity Analysis..................................     21

TABLE 12. Analysis of Capital............................................     22

                                    TABLE 1

            AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

     The following table depicts interest income on earnings assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated.

                                                              Year Ended December 31,
                                                              -----------------------
                                                    2000                                     1999
                                                    ----                                     ----
                                                   Annual                                   Annual
                                     Average       Income/       Yield/      Average        Income/       Yield/
                                     Balance       Expense        Rate       Balance        Expense        Rate
                                     -------       -------        ----       -------        -------        -----
                                                                 (Dollars in thousands)
Assets:
Securities:
Taxable                              $ 24,909     $  1,671        6.71%       $ 29,351     $  1,688        5.75%
Tax-exempt(1)                          15,224          838        8.34%         13,291          684        7.80%
                                     --------     --------       -----        --------     --------       -----
Total securities                       40,133        2,509        7.33%         42,642        2,372        6.39%
Loans (net of unearned income):
   Taxable(2)                         143,960       13,073        9.08%        119,470       10,859        9.09%
   Tax-exempt                           1,145           79       10.48%          1,846          138       11.33%
                                     --------     --------       -----        --------     --------       -----
Total loans                           145,105       13,152        9.09%        121,316       10,997        9.12%
Federal funds sold and
repurchase agreements                      75            6        8.00%            975           40        4.10%
Interest-bearing deposits
in other banks                              0            0           0%            284           14        4.93%
                                     --------     --------       -----        --------     --------       -----
Total earning asset                   185,313       15,667        8.71%        165,217       13,423        8.38%
Less:  allowance for loan
   losses                              (2,324)                                  (2,137)
Total nonearning assets                28,066                                   24,349
                                     --------                                 --------
Total assets                         $211,055                                 $187,429
                                     --------                                 --------

             AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES


                                                       Year Ended December 31,
                                                       -----------------------
                                                  2000                       1999
                                                  ----                       ----
                                                 Annual                    Annual
                                        Average  Income/ Yield/  Average   Income/   Yield/
                                        Balance  Expense  Rate   Balance   Expense    Rate
                                        -------  -------  ----   -------   -------  ------
                                                              (Dollars in thousands)
Liabilities and Shareholder's Equity:
Interest-bearing deposits:
   Checking                            $ 52,221  $ 1,798  3.44%  $ 50,065  $ 1,654   3.30%
   Regular savings                       10,172      275  2.70%    10,955      282   2.57%
   Money market savings                   3,860      113  2.93%     4,464      129   2.89%
Certificates of deposit:
$100,000 and over                        21,543    1,353  6.28%    14,326      681   4.75%
Under $100,000                           68,284    3,894  5.70%    63,159    3,232   5.12%
                                       --------  -------  ----   --------  -------  -----
Total interest-bearing
         deposits                       156,080    7,433  4.76%   142,969    5,978   4.18%
Federal funds purchased
   and securities sold under
   agreements to repurchase               5,745      396  6.89%     2,737      149   5.44%
Other borrowing                             835       42  5.03%       858       47   5.48%
                                       --------  -------  ----   --------  -------  -----
   Total interest-bearing
      liabilities                       162,660    7,871  4.84%   146,564    6,174   4.21%
                                       --------  -------  ----   --------  -------  -----
Noninterest bearing liabilities:
   Demand deposits                       28,734                    23,996
   Other liabilities                      2,956                     1,530
                                       --------                  --------
Total liabilities                       194,350                   172,090
Shareholders' equity                     16,705                    15,339
Total liabilities and share-
   holders' equity                     $211,055                  $187,429
                                       --------                  --------
Net interest income/yield                        $ 7,796  4.46%            $ 7,249   4.64%
Interest rate spread                                      3.87%                      4.17%


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

                                                   Year Ended December 31,
                                                   ----------------------
                                       2000 vs. 1999                    1999 vs. 1998
                                     Increase (Decrease)              Increase (Decrease)
                                    Due to Changes in:(1)            Due to Changes in:(2)
                                 ---------------------------      ---------------------------
                                 Volume      Rate      Total      Volume      Rate      Total
                                 ------      -----     -----      ------      ----      -----
                                                        (In thousands)
Earning Assets:
Securities:
   Taxable                      $  (255)   $   238    $   (17)   $  (285)   $    87    $  (198)
   Tax-exempt                        99         55        154         79          0         79
Loans
  Taxable                         2,226        (12)     2,214      1,420       (523)       897
  Tax-exempt                        (52)        (7)       (59)       (55)       (12)       (67)
Federal funds sold
   and repurchase agreements        (37)         3        (34)       (33)       (16)       (49)
Interest-bearing deposits
   in other banks                   (14)         0        (14)        (3)         1         (2)
                                -------    -------    -------    -------    -------    -------
Total earning
         assets                 $ 1,967    $   277    $ 2,244    $ 1,123    $  (463)   $   660
                                -------    -------    -------    -------    -------    -------

Interest-Bearing Liabilities:
   Interest checking            $    71    $    73    $   144    $   727    $   199    $   926
   Regular savings                   13        (20)        (7)       (35)       (15)       (50)
   Money market savings             (17)         1        (16)       (50)         1        (49)
Time deposits:
      CDS $100,000 or more          342        330        672       (128)       (88)      (216)
      CDS Other                     262        400        400       (378)      (322)      (700)
                                -------    -------    -------    -------    -------    -------
Total interest-bearing
   deposits                         671        784      1,455        136       (225)       (89)
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                       163         84        247        114         (1)       113
Other borrowing                      (1)        (4)        (5)        (1)        (1)        (2)
                                -------    -------    -------    -------    -------    -------
Total interest-bearing
      liabilities               $   833    $   864    $ 1,697    $   249    $  (227)   $    22
                                -------    -------    -------    -------    -------    -------
Change in net interest
   income:                      $ 1,134    $  (587)   $   547    $   874    $  (236)   $   638
                                -------    -------    -------    -------    -------    -------

(1) The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The combined effect of changes in both volume and rate that cannot be separately identified has been allocated proportionately to the change due to volume and change due to rate.

                                    TABLE 3
                   SECURITIES HELD FOR RESALE AND INVESTMENT
                    MATURITY DISTRIBUTION AND AVERAGE YIELD

                                                 December 31,
                                                 -----------
                                            2000              1999
                                          -------            -------
Book Value:                                      (In thousands)
U.S. Government securities. . . . . .     $21,054            $24,199
State and political subdivisions. . .      15,110             13,571
Other securities. . . . . . . . . . .       2,552              2,555
                                          -------            -------
   Total securities                       $38,716            $40,325


Maturities of Securities Held at December 31, 2000

                                                                          Over Ten
                                         One        One        Five      Years and
                                         Year     to Five     to Ten       Equity
                                       or Less     Years       Years     Securities      Total
                                       -------     -----     --------    ----------      -----
                                                        (Dollars in thousands)
U.S. Agency Securities:
   Book value                             --     $ 1,040         --           --         $ 1,040
   Market value                           --       1,034         --           --           1,034
   Weighted average yield(1)               0%       5.97%         0%           0%           5.97%
State and Political Subdivisions:
   Book value                             --         345      4,081       10,685          15,111
   Market value                           --         352      4,227       11,260          15,839
Weighted average yield(1)                  0%       9.06%      8.26%        8.35%           8.34%
Corporate Debt Securities:
   Book value                             --       1,046        506           --           1,552
   Market value                           --       1,050        500           --           1,550
   Weighted average yield(1)               0%       6.78%      6.56%           0%           6.71%
Mortgage Backed Securities:
   Book value                          1,176      11,599      7,239           --          20,014
   Market value                        1,182      11,727      7,224           --          20,133
Weighted average yield(1)               7.75%       7.81%      7.16%           0%           7.57%
Other Securities:
   Book Value                             --          --         --          999             999
   Market Value                           --          --         --          999             999
Weighted Average Yield(1)                  0%          0%         -%        5.70%           5.70%
Total Securities:
   Book value                        $ 1,176     $14,030    $11,826      $11,684         $38,716
   Market value                        1,182      14,163     11,951       12,259          39,555
   Weighted average yield(1)            7.75%       7.53%      7.52%        8.32%           7.75%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

                                    TABLE 4
            LOAN PORTFOLIO AND MATURITY SCHEDULE OF SELECTED LOANS
                            AS OF DECEMBER 31, 2000


     For the table and accompanying notes addressing the loan portfolio, see "Note 3. Loans" on page 14 of the Annual Report to Shareholders which is incorporated by reference herein (attached as Exhibit 13 to this Form 10-KSB).

     The maturity distribution and rate sensitivity of certain categories of loans as of December 31, 2000 is presented below.

     Management considers the liquidity of the Company to be adequate. Sufficient assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. In addition, secondary sources are available through the use of borrowed funds. See Table 10 at page 22.

                                   1 Year or Less               1-5 Years                Over 5 Years
                                   --------------               ---------                ------------
                               Fixed        Variable      Fixed        Variable      Fixed      Variable
                                Rate            Rate       Rate            Rate       Rate          Rate
                                ----            ----       ----            ----       ----          ----
                                                          (Dollars in thousands)
Commercial and other           $ 8,515       $34,356       $ 7,434      $24,669      $ 1,605      $  568
Real estate-construction         1,472             0             0            0        3,993           0
Real estate mortgage             1,619        12,809         5,813       19,818        1,615           0
Consumer installment             8,187         4,108        11,756          997        6,744           0
                               -------       -------       -------      -------      -------      ------
   Total                       $19,793       $51,273       $25,003      $45,484      $13,957      $  568
                               -------       -------       -------      -------      -------      ------

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

                                                      December 31,
                                                      ------------
                                                 (Dollars in thousands)
                                                    2000        1999
                                                    ----        ----
               Nonaccrual loans(1)                $  563    $    155

               Restructured loans                      0           0

               Foreclosed properties                 175         185
                                                   -----       -----

               Total nonperforming assets         $  738    $  $ 340
                                                   -----       -----

               Loans past due 90+ days and
                  accruing interest               $   28    $      4

               Allowance for loan losses
                  to period end loans                1.3%        1.7%

               Allowance for loan losses to
                  nonaccrual loans                 377.6%    1,449.1%

               Nonperforming assets to
                  period-end loans and
                  foreclosed properties (2)         0.47%       0.26%

               Net charge-offs (recoveries)
                  to average loans                  0.37%      (0.02%)



(1) There were no troubled debt restructurings in 2000 or 1999. The Bank expects to charge off $216,336 in problem loans (fully reserved at December 31, 2000). These loans present potential risk of non-payment and are not included in the numbers above. The Bank expects to collect all other payments due. See the discussion on page 31 of the 2000 Annual Report to Shareholders and Note 3 to the Financial Statements contained therein for additional information on the risk elements associated with the loan portfolio.

(2) As of December 31, 2000, performing loans totaling approximately $7.6 million were identified as potential problem loans through internal loan review systems and procedures. The Bank has specifically reserved for potential losses in these loans as of year-end.

     Loan Concentrations: The Bank has no concentration of credit that exceeds 10% of gross loans, except real estate and consumer.

                                    TABLE 6
                      SUMMARY OF ALLOWANCE FOR LOAN LOSS

     The following table shows the Company's loan loss and recovery experience for the past two years.

     The Company tries to maintain an allowance for loan loss that represents an estimate of all losses estimated in the Bank's loan portfolio. To achieve this goal, the loan loss provision must be sufficient to cover charged-off loans plus growth in the loan portfolio. The loan loss provision is a charge against earnings necessary to maintain the allowance for loan losses at management's targeted level. In considering the provision for loan loss, an evaluation of the loan portfolio is conducted. Loans in non-accrual status and loans past due over ninety days are considered in this evaluation as well as other loans the Company feels may be a potential loss. The status of non-accrual and past due loans varies from quarter to quarter based on seasonality and cash flow of customers.

                                                  Year ended December 31,
                                                  -----------------------
                                                     2000       1999
                                                     ----       ----
                                                  (Dollars in thousands)

     Balance, beginning of period                  $ 2,254    $ 2,024

     Loans charged off:
        Commercial                                    (532)        (8)

        Real estate construction                         0          0

        Real estate mortgage                           (57)         0

        Consumer                                       (23)       (19)
                                                   -------    -------

     Total loans charged off                          (612)       (27)
                                                   -------    -------

     Recoveries of loans previously charged off:

        Commercial                                       2         27

        Real estate - construction                       0          0

        Real estate - mortgage                           1          0

        Consumer                                        75         19
                                                   -------    -------

     Total recoveries                                   78         46
                                                   -------    -------

     Net loans (charged off) recovered
                                                      (534)        19
     Provision for (recovery of) loan losses
                                                       405        211
                                                   -------    -------

     Balance, end of period                        $ 2,125    $ 2,254
                                                   -------    -------

                                    TABLE 7
                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

     The following table provides a breakdown of the allowance for loan losses by major categories of the Company's loan portfolio. See Note 3 to the Financial Statements for the amount of loans in each category.

                                           2000                        1999
                                    Percent of loans            Percent of loans
                                    in each category            in each category
                            Amount   to Total Loans    Amount    to Total Loans
                            ------   --------------    ------    --------------
                                             (Dollars in thousands)

Commercial                   $1,236         48.2%      $1,559          46.7%
Real estate - construction        0          3.4            0           2.1
Real estate - mortgage          482         26.3          408          27.8
Consumer                        364         20.1          264          20.2
Other                            43          0.5           23           1.1
Participations                    0          1.5            0           2.1
                             ------      -------       ------         -----

Total                        $2,125        100.0%      $2,254         100.0%
                             ------      -------       ------         -----


                                    TABLE 8
                                   DEPOSITS

     The average balance and rates for certain categories of deposits for the last two years are shown in the following table:

                                                      Year ended December 31,
                                                      -----------------------
                                                    2000                   1999
                                                    ----                   ----
                                             Average    Average     Average    Average
                                             Balance     Rate       Balance     Rate
                                             -------     ----       -------     ----
                                                      (Dollars in thousands)
Non-interest bearing demand deposits         $ 28,734               $ 23,996
                                             --------               --------
Interest bearing deposits:
  Interest checking                            52,221      3.44%      50,065      3.30%
  Regular savings                              10,172      2.70       10,955      2.57
  Money market savings                          3,860      2.93        4,464      2.89
Time deposits:
  Certificates of deposit $100,000 or more
                                               21,543      6.28       14,326      4.75
  Other certificates of deposit
                                               68,284      5.70       63,159      5.12
                                             --------               --------

Total interest bearing deposits
                                              156,080      4.76      142,969      4.18
                                             --------               --------

Total deposits                               $184,814      4.02%    $166,965      3.58%
                                             --------               --------

     Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2000 were:

                                                  2000
                                                  ----
                                          (Dollars in thousands)

                       3 months or less          $ 8,573
                       3 - 6 months                4,079
                       6 - 12 months               7,911
                       Over 12 months              7,354
                                                 -------
                          Total                  $27,917

                                    TABLE 9
                          RETURN ON EQUITY AND ASSETS

     The ratio of net income to average total assets and average shareholders' equity and certain other ratios for the periods indicated are as follows:

                                  Year ended December 31,
                                  -----------------------
                                       2000     1999
                                       ----     ----

Return on average assets               1.06%    1.10%

Return on average equity              13.34%   13.44%

Dividend payout ratio                 22.10%   19.73%

Average equity to average assets       7.91%    8.18%




                                   TABLE 10
                             SHORT TERM BORROWING

     The Bank periodically borrows funds through federal funds from its correspondent banks, through securities sold under agreements to repurchase, through the Federal Home Loan Bank of Atlanta, and through the discount window at the Federal Reserve Bank of Richmond. The borrowings generally mature daily for cash flow requirements. The borrowed amounts and their corresponding rates during 2000 and 1999 are presented below:

                                            Year ended December 31,
                                            ----------------------
                                             2000             1999
                                             ----             ----
                                            (Dollars in thousands)

Average daily amount outstanding            $ 5,745           $2,737

Average interest rate                          6.89%            5.44%

Maximum outstanding at any month end        $11,100           $9,000

Balance at end of period                    $ 9,500           $4,800

                                               TABLE 11
                                     INTEREST SENSITIVITY ANALYSIS

                                                                                      December 31, 2000
                                                                                      -----------------
                                                                Within       90-365         1 to 5        Over
                                                               90 Days        Days           Years      5 Years        Total
                                                               --------     --------       --------     --------      --------
                                                                                     (Dollars in thousands)
Earnings Assets:
Loans (2)                                                      $ 33,590      $  39,145      $ 71,572     $ 14,149     $ 158,456
Securities & Time Deposits with other banks                       1,323          3,711        16,969       17,552        39,555
Federal funds sold and other short-term investments               9,705              -             -            -         9,705
                                                               --------      ---------      --------     --------     ---------
Total interest earning assets                                  $ 44,618      $  42,856      $ 88,541     $ 31,701     $ 207,716
                                                               --------      ---------      --------     --------     ---------

Interest-Bearing
 Liabilities:
Interest checking, savings and money market savings (3)        $  4,668      $   8,316      $ 51,760     $      -     $  64,744
Certificates of deposit:
   $100,000 and over                                              8,573         11,988         7,354            -        27,915
   Under $100,000                                                 9,078         37,361        27,548            -        73,987
Federal funds purchased and securities sold
 under agreements to repurchase                                   9,500              -             -            -         9,500
Other borrowing                                                       6             21           121          674           822
                                                               --------      ---------      --------     --------     ---------
Total interest-bearing liabilities                             $ 31,825      $  57,686      $ 86,783     $    674     $ 176,968
                                                               --------      ---------      --------     --------     ---------
Period gap                                                     $ 12,793      $ (14,830)     $  1,758     $ 31,027     $  30,748
Cumulative gap                                                               $  (2,037)     $   (279)    $ 30,748
Ratio of cumulative gap to total earning assets (4)                6.16%         -0.98%        -0.10%       14.80%


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

                                    TABLE 12
                              ANALYSIS OF CAPITAL *


                                                December 31,
                                              2000        1999
                                              ----        ----
                                           (Dollars in thousands)

Tier 1 Capital:
  Common stock                             $   6,149   $   6,132
  Additional paid in capital                     154         265
  Retained earnings                           11,473       9,737
  Less:  Goodwill                                  0           0
                                           ---------   ---------
  Total Tier 1 capital                     $  17,776   $  16,134


Tier 2 Capital:
  Allowance for loan losses                    2,272       1,939
  Allowable long-term debt                         0           0
                                           ---------   ---------
  Total Tier 2 Capital                         2,272       1,939
  Total risk-based capital                 $  20,048   $  18,073
                                           ---------   ---------

Risk weighted assets                       $ 180,199   $ 154,703


Capital Ratios:
Tier 1 risk-based capital ratio                  9.8%       10.4%

Total risk-based capital ratio                  11.0        11.7

Tier 1 capital to average
   adjusted total assets                         8.1         8.3


* See the captioned "Note 17 Regulatory Matters" which is included in Exhibit A at page 26, The Annual Report to Shareholders was filed with the Commission on or about March 30, 2001.

ITEM 2.  Description of Property
--------------------------------

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

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5.   Market for Common Equity and Related Shareholder Matters
------------------------------------------------------------------

      This information is included in the 2000 Annual Report to Shareholders at page 33 in the section captioned, "Dividend and Market Information".

ITEM 6.   Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

      This information is included in the 2000 Annual Report to Shareholders at pages 31-35.

ITEM 7.   Financial Statements
------------------------------

      This information is included in the 2000 Annual Report to Shareholders at pages 3-29.

ITEM 8.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

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

                                   PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

      This information is incorporated herein by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders at pages 2 through 7 thereof.

ITEM 10.  Executive Compensation
--------------------------------

      This information is incorporated herein by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders at pages 5 through 8 thereof.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      This information is incorporated herein by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders at pages 2 and 3 thereof.

ITEM 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

      This information is incorporated herein by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders at page 8 thereof.

ITEM 13.  Exhibits and Reports on Form 8-K
------------------------------------------

   (a) Exhibit Index:

      #3    (i)Articles of Incorporation and (ii) Bylaws. Incorporated by
                reference to Exhibits 3.1 and 3.2 of previously filed Registration Statement on Form S-18, Registration No. 33-27825,
               dated May 15, 1989, as amended.

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

      #22   None

   (b) Reports on Form 8-K.  No reports were filed by the registrant during the fourth quarter of 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                            CHESAPEAKE FINANCIAL SHARES, INC.


Date:  March 26, 2001                       By /s/ Douglas D. Monroe, Jr.
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

/s/      Douglas D. Monroe, Jr.                 March 26, 2001
         ----------------------
         Douglas D. Monroe, Jr.
         Chairman of the Board and
         Chief Executive Officer

/s/      T. Nash Broaddus                       March 26, 2001
         ---------------------------
         T. Nash Broaddus, Director

/s/      Eugene S. Hudnall                      March 26, 2001
         -----------------
         Eugene S. Hudnall, Director

/s/      Katherine W. Monroe                    March 26, 2001
         -------------------
         Katherine W. Monroe, Director

/s/      Bruce P. Robertson                     March 26, 2001
         ------------------
         Bruce P. Robertson, Director

/s/      William F. Shumadine, Jr.              March 26, 2001
         -------------------------
         William F. Shumadine, Jr., Director

/s/      Robert L. Stephens                     March 26, 2001
         ------------------
         Robert L. Stephens, Director

/s/      Jeffrey M. Szyperski                   March 26, 2001
         --------------------
         Jeffrey M. Szyperski, Director