Form 10-Q
period 2001-03-31
CHESAPEAKE FINANCIAL SHARES INC
filed 2001-05-14
CIK 847538

                   U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001
                                                --------------

      [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                   For the transition period from ___ to ___

                        Commission file number 0-18543

                       CHESAPEAKE FINANCIAL SHARES, INC.
                       ---------------------------------

            (Exact name of registrant as specified in its charter)

                    Virginia                            54-1210845
                    --------                            ----------

          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

                     97 N. Main St., Kilmarnock, VA 22482
                     ------------------------------------

              (Address of principal executive offices) (Zip Code)

                                (804) 435-1181
                                --------------

             (Registrant's telephone number, including area code)

                                Not Applicable
                                --------------

  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of
   1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2001.

       Class                                       Outstanding at May 1, 2001
   -------------                                   --------------------------

   Common Stock, voting, $5.00 par value                            1,233,560
   Common Stock, non-voting, $5.00 par value                                0

                       CHESAPEAKE FINANCIAL SHARES, INC.

                                  FORM 10-QSB

                                     INDEX
                                     -----

                                                  PART I - FINANCIAL INFORMATION
                                                                                                              Page
                                                                                                              ----
         Item 1.   Financial Statements....................................................................    1-6

                Consolidated Balance Sheets
                March 31, 2001 and December 31, 2000.......................................................    1-2

                Consolidated Statements of Earnings
                Three months ended March 31, 2001 and 2000.................................................      3

                Consolidated Statements of Cash Flows
                Three months ended March 31, 2001 and 2000.................................................      4

                Consolidated Statement of Changes in Stockholder's Equity
                Three months ended March 31, 2000..........................................................      5

                Consolidated Statement of Changes in Stockholder's Equity
                Three months ended March 31, 2001..........................................................      6

                Notes to Consolidated Financial Statements.................................................      7

         Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................................................   8-12

                                                    PART II - OTHER INFORMATION

                Item 1.   Legal Proceedings................................................................     13

                Item 2.   Changes in Securities............................................................     13

                Item 3.   Defaults Upon Senior Securities..................................................     13

                Item 4.   Submission of Matters to a Vote of Security Holders..............................     13

                Item 5.   Other Information................................................................     13

                Item 6.   Exhibits and Reports on Form 8-K.................................................     14


                Signatures..................................................................................    15

PART I. Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.                                         March 31,          December 31,
Consolidated Balance Sheets                                                 2001                 2000
--------------------------------------------------------------------------------------------------------
                        ASSETS                                                     (Unaudited)
Cash and due from banks.............................................    $    9,598,003    $    8,965,457
Securities available for sale
    U.S. Government agencies (book value of $20,012,046
    -2001 and $21,053,805-2000).....................................        20,270,609        21,167,667
  Obligations of state and political subdivisions (book value of
    $15,131,832-2001 and $15,110,437-2000)..........................        15,981,973        15,839,088
  Other Securities (book value $2,511,245-2001 and
    $2,551,294-2000.................................................         2,532,350         2,548,600

Loans...............................................................       162,678,812       158,455,860

Less: Reserve for loan loss.........................................        (2,317,215)       (2,125,022)

                                                                        --------------------------------
   Net loans........................................................       160,361,597       156,330,838

Bank premises and equipment, net....................................         5,442,285         5,580,409
Accrued interest receivable.........................................         1,611,834         1,533,719
Business Manager Assets.............................................        10,604,328         9,209,373
Other assets........................................................         2,388,644         3,037,565
                                                                        --------------------------------
   Total assets....................................................     $  228,791,623    $  224,212,716
                                                                        ================================


     See accompanying notes to consolidated financial statements.  Page: 1

PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.                                                   March 31,        December 31,
Consolidated Balance Sheets                                                           2001               2000
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                          (Unaudited)

Deposits
   Noninterest bearing deposits...................................................   $  26,833,899   $ 27,396,972
   Savings and interest bearing deposits..........................................      70,211,412     64,744,254
   Certificates of deposit........................................................     102,905,135    101,902,570
                                                                                                     ------------
     Total deposits...............................................................     199,950,446    194,043,796

Federal funds purchased and FHLB advances.........................................       7,400,000      9,500,000
Accrued interest payable..........................................................         367,147        397,244
Other liabilities.................................................................       1,225,819      1,119,597
Note payable......................................................................         814,454        821,762
                                                                                     ----------------------------
     Total liabilities............................................................     209,757,866    205,882,399

Commitments and contingent liabilities

Shareholders' equity
   Preferred stock, par value $1 per share; authorized 50,000
   shares; none outstanding.......................................................               0              0
   Common stock, voting...........................................................       6,167,800      6,149,200
   Common stock, non-voting.......................................................               0              0
                    voting              non-voting
              3/31/01   12/31/00     3/31/01 12/31/00
              -------   --------    --------  -------
Shares auth. 2,000,000 2,000,000     635,000  635,000
Shares o/s.. 1,233,560 1,229,840           0        0
Paid in capital...................................................................         152,021        153,521
Accumulated other comprehensive income............................................         754,430        554,280
Retained earnings.................................................................      11,959,506     11,473,316
                                                                                     ----------------------------
     Total shareholders' equity...................................................      19,033,757     18,033,317
                                                                                     ----------------------------
     Total liabilities and Shareholders' equity...................................   $ 228,791,623   $224,212,716
                                                                                     ============================




See accompanying notes to consolidated financial statements.  Page: 2

PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                                        Three Months Ended
Consolidated Statements of Earnings                                           March 31,
                                                                         2001           2000
-------------------------------------------------------------------------------------------------
         Interest Income                                                    (Unaudited)

Interest and fees on loans......................................      $ 3,689,164    $ 2,995,157
Interest on federal funds sold..................................              494          1,375
Interest on time deposits with banks............................            7,632          2,692
Interest on U.S. Treasury securities............................                0              0
Interest on U.S. Agency Obligations.............................          354,853        434,717
Interest on obligations of state and political subs.............          236,563        223,322
                                                                      --------------------------
     Total interest income......................................        4,288,706      3,657,263

         Interest Expense

Interest on savings and interest bearing deposits...............          493,268        540,982
Interest on certificates of deposit.............................        1,528,807      1,072,221
Interest on federal funds purchased.............................          127,480         77,820
Other interest expense..........................................           11,266          7,760
                                                                      --------------------------
     Total interest expense.....................................        2,160,821      1,698,783
                                                                      --------------------------
Net interest income.............................................        2,127,885      1,958,480
Provision for loan losses.......................................          195,000         65,124
                                                                      --------------------------
Net interest income after provision for loan losses.............        1,932,885      1,893,356
                                                                      --------------------------

         Noninterest Income

Income from fiduciary activities................................          219,669        222,910
Service charges on deposit accounts.............................          197,225        161,677
Securities (losses) - net.......................................           (1,625)             0
Merchant card income............................................          194,944        182,826
ATM income......................................................           55,386         56,357
Cash  management income.........................................          436,721        353,352
Other income....................................................          150,066        149,070
                                                                      --------------------------
     Total noninterest income...................................        1,252,386      1,126,192
                                                                      --------------------------
         Noninterest Expense

Salaries........................................................          890,852        852,293
Employee benefits...............................................          217,290        174,439
Occupancy expenses..............................................          383,545        393,756
Merchant card expense...........................................          161,111        159,308
ATM expense.....................................................           58,375         60,618
Cash management expense.........................................          147,452        176,097
Other expenses..................................................          508,555        491,420
                                                                      --------------------------
     Total noninterest expense..................................        2,367,180      2,307,931
                                                                      --------------------------
Income before income taxes......................................          818,091        711,617
Income taxes....................................................          196,187        170,144
                                                                      --------------------------
     Net income.................................................      $   621,904    $   541,473
                                                                      ==========================

Earnings per share, basic.......................................      $      0.51    $      0.44
Earnings per share, assuming dilution...........................      $      0.49    $      0.42

See accompanying notes to consolidated financial statements.  Page: 3

PART I. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.
Consolidated Statements of Cash Flows

                                                                                                           Three Months Ended
                                                                                                               March 31,
                                                                                                         2001             2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (Unaudited)
         Cash flows from operating activities:
Net income.........................................................................................   $   621,904    $   541,473
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
  Depreciation and amortization....................................................................       229,516        203,785
  Provision for loan losses........................................................................       195,000         65,124
  Provision for cash management account losses.....................................................        60,000         71,250
(Accretion) discount and amortization of premiums, net.............................................        67,899         72,538
  Net (gain) loss on sale of securities............................................................         1,625              0
  Changes in assets and liabilities:
   Decrease (increase) in accr. interest receivable................................................       (78,115)      (171,984)
   Decrease (increase) in other assets.............................................................       545,813         36,186
   Increase (decrease) in accrued interest payable.................................................       (30,097)       (13,501)
   Increase (decrease) in other liabilities........................................................       169,222        199,617
                                                                                                      --------------------------
Net cash provided by (used for) operating activities...............................................     1,719,767      1,004,488
                                                                                                      --------------------------
         Cash flows from investing activities:
Purchases of securities available for sale.........................................................      (994,798)    (2,992,015)
Proceeds from sale of securities available for sale................................................     1,040,000              0
Proceeds from maturities of securities available for sale..........................................       958,955      1,265,418
Origination of loans available for sale............................................................    (1,552,300)      (321,500)
Proceeds from sale of loans available for sale.....................................................     1,552,300        321,500
Net (increase) decrease in loans outstanding.......................................................    (4,225,759)    (4,659,470)
Net (increase) decrease in business manager assets.................................................    (1,454,955)       (10,785)
Other capital expenditures.........................................................................       (91,392)      (108,400)
                                                                                                      --------------------------
Net cash provided by (used for) investing activities...............................................    (4,767,949)    (6,505,252)
                                                                                                      --------------------------

         Cash flows from financing activities:
Net increase (decrease) in demand accounts, interest bearing demand
  deposit accounts and savings deposits............................................................     4,904,086     (2,289,565)
Net increase (decrease) in certificates of deposit.................................................     1,002,564      2,006,802
Net increase (decrease) in federal funds purchased.................................................    (2,100,000)     5,500,000
Cash dividends.....................................................................................      (135,714)      (110,655)
Proceeds from issuance of voting common stock......................................................        26,250         44,790
Acquisition of voting common stock.................................................................        (9,150)      (129,467)
Curtailment of long-term borrowings................................................................        (7,308)        (4,622)
                                                                                                      --------------------------
Net cash provided by (used for) financing activities...............................................     3,680,728      5,017,283
Net (decrease) increase in cash and federal funds sold.............................................       632,546       (483,481)
Cash and federal funds sold at beginning of period.................................................     8,965,457      8,669,184
                                                                                                      --------------------------
Cash and federal funds sold at end of period.......................................................   $ 9,598,003    $ 8,185,703
                                                                                                      ==========================

See accompanying notes to consolidated financial statements.  Page: 4

                 Statement of changes in Stockholder's Equity
                       Chesapeake Financial Shares, Inc.
                       Three Months Ended March 31, 2000
                                  (unaudited)

                                                                                          Accumulated                   Additional
                                                            Comprehensive    Retained     Other Compr.     Common         Paid-In
                                                Total           Income       Earnings        Income         Stock         Capital
                                             ------------   -------------  ------------   ------------   ------------  ------------
Beginning balance                            $ 15,513,452                  $  9,736,920   $   (619,848)  $  6,131,635  $    264,745

Comprehensive Income:
  Net Income                                      541,473   $     541,473       541,473
  Other comprehensive
     income, net of tax:
       Unrealized gain on securities
         available for sale; net of
         deferred income taxes of
         $139,777                                 271,332         271,332                      271,332
                                             ------------   -------------                 ------------
  Total comprehensive income,
     net of tax:                                            $     812,805
                                                            =============

Acquisition of common stock                      (129,466)                                                    (33,010)      (96,457)
Issuance of common stock                           44,790                                                      32,400        12,390
Dividends declared                               (110,655)                     (110,655)
                                             ------------                  ------------   ------------   ------------  ------------
Ending balance                               $ 16,130,926                  $ 10,167,738   $   (348,516)  $  6,131,025  $    180,678
                                             ============                  ============   ============   ============  ============

                 Statement of changes in Stockholder's Equity
                       Chesapeake Financial Shares, Inc.
                       Three Months Ended March 31, 2001
                                  (unaudited)

                                                                                          Accumulated                   Additional
                                                            Comprehensive    Retained     Other Compr.     Common         Paid-In
                                                Total           Income       Earnings        Income         Stock         Capital
                                             ------------   -------------  ------------   ------------   ------------  ------------
Beginning balance                            $18,330,317                   $11,473,316    $    554,280   $  6,149,200  $    153,521

Comprehensive Income:
  Net Income                                     621,904          621,904      621,904
  Other comprehensive
     income, net of tax:
       Unrealized gain on securities
         available for sale; net of
         deferred income taxes of
         $139,777                                201,150          201,150                      201,150
                                             -----------    -------------                 ------------
  Total comprehensive income,
     net of tax:                                            $    822,054
                                                            ============
Acquisition of common stock                       (9,150)                                                      (3,000)       (6,150)
Issuance of common stock                          26,250                                                       21,600         4,650
Dividends declared                              (135,713)                     (135,713)
                                             -----------                   -----------    ------------   ------------  ------------

Ending balance                               $19,033,757                   $11,959,506    $    754,430   $  6,167,800  $    152,021
                                             ===========                   ===========    ============   ============  ============

PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.) 3/01-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

     1. Chesapeake Financial Shares, Inc. ("CFS) owns 100% of Chesapeake Bank (the "Bank") and Chesapeake Investment Group, Inc. The Company conducts substantially all of its business activities through the Bank. The Company also operates Chesapeake Investment Group, Inc. and its subsidiaries Chesapeake Financial Group, Inc., Chesapeake Insurance Agency, Inc., d/b/a Chesapeake Investment Services, and Chesapeake Trust Company. The Bank also is the 100% owner of CNB Properties, Inc. The consolidated financial statements include the accounts of CFS and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated .

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

          These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant's 2000 Annual Report to Shareholders.

     3. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. The potential common stock will not have a significant impact on net income.

                                                                    March 31, 2001             March 31, 2000
                                                                    --------------             ---------------
Weighted average number of common shares, basic                           1,231,126                  1,227,755
Effect of dilutive stock options                                             29,079                     47,279
                                                                    ---------------            ---------------
Weighted number of common shares and dilutive
   potential common stock used in diluted EPS                             1,260,205                  1,275,034
                                                                    ===============            ===============

                                    Page:7

PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 3/01-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)
-------------------------------------------------------------------------------

A.  Summary - liquidity and capital resources

         Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. Management's primary sources of liquidity continue to be federal funds sold, short term borrowings from Federal Home Loan Bank Atlanta, securities maturing within one year, and principal payments from mortgage securities. The repayment and sale of loans also provides liquidity. The total of federal funds sold, securities maturing within one year, and estimated principal payments on mortgage-backed securities within one year at March 31, 2001 was approximately $4,750,000, compared to $5,109,000 one year ago and $4,034,000 at December 31,2000.

         The asset liquidity ratio at March 31, 2001 was 17.7%, compared with 25.3% one year ago. This ratio is arrived at by dividing net liquid assets (sum of total Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management believes that this asset liquidity ratio combined with liability liquidity through the Federal Home Loan Bank and other lenders represents a sufficient level of liquidity to meet cash needs.

         Management believes capital is adequate to meet current needs. Unencumbered capital (total capital net of accumulated other comprehensive income less intangibles plus reserves) as a percent of total adjusted assets (total assets less intangibles plus reserves) was 8.9% at March 31, 2001 and 8.7% at December 31, 2000, for CFS.

         Chesapeake Financial Shares and Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%. At March 31, 2001 and December 31, 2000 the bank's ratio of Tier 1 risk-based capital to risk-adjusted assets was 9.0% and 9.1%, respectively. Total risked based capital to risk weighted assets was 10.2% and 10.3% at March 31, 2001 and December 31, 2000, respectively. Tier one leverage capital was 8.4% and 7.6% at March 31, 2001 and December 31, 2000, respectively.

                                    Page: 8

PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 3/01-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                       (Unaudited)
-------------------------------------------------------------------------------

B.  Results of operations:

     Earnings Summary:

         Net income was $621,904 for the three months ended March 31, 2001, compared with income of $541,473 for the same period in 2000. On a fully diluted per share basis, the net profit was $0.49 for the first three months of 2001. Earnings per share for the first quarter of 2000 were $0.42. Net interest income before provision increased $169,405 or 8.6% and noninterest income increased $126,194 or 11.2%. The Company experienced a net increase in noninterest expense (which includes other expense) of only $59,249 or 2.6%.

     Net Interest Income:

         Chesapeake Financial Shares' results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At March 31, 2001, the Company's interest-earning assets exceeded its interest-bearing liabilities by approximately $26.7 million, compared with $26.7 million excess one year ago.

         Net interest margins are 4.55% at March 31, 2001 compared to 4.67% at March 31, 2000. Margins had narrowed during the later part of 1998 and the first half of 1999 due to falling rates and the resulting compression of spreads as deposit rates hit floors. Margins had generally improved during the first half of 2000, but since then compression of margins actually occurred again as rates continued upward through the end of the year and the competition with the brokerage firms for deposits intensified. In the current falling rate environment, management expects margins to improve during the year.

         There has been significant growth in interest bearing deposits during the last year in all trade areas of the bank. There has been little growth in noninterest bearing deposits and a 16.6% growth in interest bearing accounts, including certificates. Generally, deposits have been easier to attract this quarter as a result of the stock market volatility, however, large banks are currently buying market share in this attractive rate environment.

                                    Page: 9

PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 3/01-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)
-------------------------------------------------------------------------------

Provision for Loan Losses:

         The loan loss provision is a charge against earnings necessary to maintain the reserve for loan losses at a level consistent with management's evaluation of the credit quality and risk adverseness of the portfolio. Management makes a quarterly evaluation as to the adequacy of the current loan loss reserve. Management's detailed analysis as of March 31, 2001 supports the adequacy of the current loan loss level of $2.3 million.

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

         The loan loss reserve is 1.4% of gross loans as of March 31, 2001 and 1.3% as of December 31, 2000.

     Noninterest Income:

         Noninterest income is up 11.2% or $126,194 from the same period last year. Chesapeake Bank's Business Manager product generated $436,721 in gross revenue for the first three months ended March 31, 2001, compared to the same period last year of $353,352. Managed assets in the business manager program were $10,964,328 at March 31, 2001, and $8,941,946 at March 31, 2000. Service
Charges on deposit accounts were up 22.0%, or $35,548, from one year ago due to increased account volume. The merchant card program has generated $194,944 or 6.6% more in gross revenue through March of this year than in the same period last year due.

                                   Page: 10

         PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 3/01-10QSB Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)
-------------------------------------------------------------------------------
Noninterest Expenses:

         Employee salary expense amounted to $890,852 and $852,293 for the three months ended March 31, 2001 and 2000, respectively. Benefits expense is up 24.6% or $42,851 from March 31, 2000. These increases are directly related to new hires as market share has increased and due to cost increase in the human resource and benefits areas. Other expenses are up only 3.5%, or $17,135, over the same period last year.

                                    Page:11

PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 3/01-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)
--------------------------------------------------------------------------------

     Assets and Loans:

         At March 31, 2001, Chesapeake Financial Shares had total assets of $228.8 million, up 2.0% from $224.2 million at December 31, 2000 and up 12.5% from $203.5 million of one year ago. Management has budgeted for an 8.0% growth in total assets for 2001.

         Total loans (gross) at March 31, 2001 were $162.7 million, representing an increase of 2.6% from December 31, 2000, when loans were $158.5 million. Chesapeake Bank's loan quality is good as the following table shows. Management is confident that no serious delinquency trends are developing.

                                              3/31/01         12/31/00
                                              -------         --------
                  Nonaccrual loans          $ 574,511         $ 562,813
                  90 days past due             43,188            28,234
                  Restructured loans                0                 0
                                            ---------         ---------
                  Totals                    $ 617,699         $ 591,047

         Management is also confident there will be no loss incurred as the Bank is well secured on these assets. There are no impaired loans outstanding at the end of either period.

         Charged off loans through March 31, 2001, amounted to $3,032. Charged off loans through March 31, 2000 amounted to $4,393. Recoveries through March 31, 2001 were $225 as compared to $1,704 as of March 31, 2000.

         Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director's Loan Review Committee. There have been no material changes in the concentrations of credit within the past three months that would warrant above average additions to the reserve. The Bank's only concentrations of credit greater than 70% of capital are individual consumer (235% of capital) and residential real estate (82% of total capital). Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

         The Bank's Other Real Estate Owned (OREO) portfolio currently has no properties. The Bank has repossessed assets with a carrying value of $2,224.

         Deposits:

         Deposits were $ 200.0 million at March 31, 2001 and $194.0 million at December 31, 2000. Deposits were $174.5 million at March 31, 2000. The Bank's mix of deposit dollars has changed from March 31, 2000 with no significant increase in noninterest bearing balances and a 16.6% increase in savings and interest bearing deposits and certificates of deposit during the same period.

                                    Page: 12

PART II.  Item l. - OTHER INFORMATION 3/01-10QSB
Chesapeake Financial Shares, Inc.
Legal Proceedings
--------------------------------------------------------------------------------
None to report

PART II.  Item 2.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Changes in Securities
--------------------------------------------------------------------------------
None to report.

PART II.  Item 3.  - OTHER1 INFORMATION
Chesapeake Financial Shares, Inc.
Default Upon Senior Securities
--------------------------------------------------------------------------------
None to report.

PART II.  Item 4.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------
     Chesapeake Financial Shares' annual meeting of shareholders was held on Friday, April 6, 2001 in Irvington, Virginia. We have previously forwarded to the Commission copies of the letter to shareholders, the notice of the meeting, the proxy statement, and the proxy. Over 90% of the shareholders were represented at the meeting in person or by proxy with over 89% voting in favor of the proposals submitted.

PART II.  Item 5.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Other Information
--------------------------------------------------------------------------------
                  During the fourth quarter of 2000, the Company satisfactorily completed a Combined Safety and Soundness Examination performed by the Federal Reserve Bank of Richmond. As of December 2000, the Bank and the Company satisfactorily completed Transfer Agent Examination, also performed by the Federal Reserve Bank. As a result of these examinations management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations of the Bank or Holding Company.

                                    Page: 13

PART II.  Item 6.  - OTHER INFORMATION 3/01-10QSB
Chesapeake Financial Shares, Inc.
Exhibits and Reports on Form 8-K
(Unaudited)

---------------------------------------------------------------------------------------
(a)      Exhibit  2  Plan of acquisition, reorganization, arrangement,
                     liquidation or succession                                     N/A

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

                                    Page: 14

SIGNATURES
Chesapeake Financial Shares, Inc.                        SEC 10-QSB 3/01
--------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Chesapeake Financial Shares, Inc.
                       ---------------------------------
                                 (Registrant)



              05/08/01                       /s/ Douglas D. Monroe, Jr.
          ----------------                 -----------------------------------
               (Date)                                  (Signature)
                                                 Douglas D. Monroe, Jr.
                                          Chairman and Chief Executive Officer



              05/08/01                         /s/  John H. Hunt, II
          ----------------                -------------------------------------
               (Date)                                  (Signature)
                                                    John H. Hunt, II
                                          Secretary and Chief Financial Officer

                                    Page: 15