Form 10-Q
period 2001-06-30
CHESAPEAKE FINANCIAL SHARES INC
filed 2001-08-13
CIK 847538

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001
                                                -------------

      [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
               For the transition period from _______ to _______

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2001.

          Class                                   Outstanding at August 1, 2001
     --------------                               -----------------------------

     Common Stock, voting, $5.00 par value                            1,247,960
     Common Stock, non-voting, $5.00 par value                                0

                       CHESAPEAKE FINANCIAL SHARES, INC.

                                  FORM 10-QSB

                                     INDEX
                                     -----

                        PART I - FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
Item 1.   Financial Statements....................................................    1-8

     Consolidated Balance Sheets
     June 30, 2001 and December 31, 2000..........................................    1-2

     Consolidated Statements of Earnings
     Three months ended June 30, 2001 and 2000....................................      3

     Consolidated Statements of Earnings
     Six months ended June 30, 2001 and 2000......................................      4

     Consolidated Statements of Cash Flows
     Six months ended June 30, 2001    ...........................................      5

     Consolidated Statement of Changes in Stockholder's Equity
     Six months ended June 30, 2000...............................................      6

     Consolidated Statement of Changes in Stockholder's Equity
     Six months ended June 30, 2001     ..........................................      7

     Notes to Consolidated Financial Statements...................................      8

Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations..........................................   9-13

                                   PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings..................................................     14

     Item 2.   Changes in Securities..............................................     14

     Item 3.   Defaults Upon Senior Securities....................................     14

     Item 4.   Submission of Matters to a Vote of Security Holders................     14

     Item 5.   Other Information..................................................     14

     Item 6.   Exhibits and Reports on Form 8-K...................................     15

     Signatures...................................................................     16

                                     Page I

PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.                                     June 30,      December 31,
Consolidated Balance Sheets                                            2001             2000
-------------------------------------------------------------------------------------------------
                        ASSETS                                      (Unaudited)
Cash and due from banks..........................................  $  10,043,053    $   8,965,457
Federal funds sold...............................................      6,047,000                0
Securities available for sale
    U.S. Government agencies (book value of $18,226,219
     -2001 and $21,053,805-2000).................................     18,624,760       21,167,667
  Obligations of state and political subdivisions (book value of
    $14,692,998-2001 and $15,110,437-2000).......................     16,026,327       15,839,088
  Other Securities (book value $2,294,661-2001 and
    $2,551,294-2000..............................................      2,306,100        2,548,600

Loans............................................................    163,962,453      158,455,860
Less: Reserve for loan loss......................................     (2,435,590)      (2,125,022)
                                                                   -------------    -------------
   Net loans.....................................................    161,526,863      156,330,838

Bank premises and equipment, net.................................      5,279,135        5,580,409
Accrued interest receivable......................................      1,485,124        1,533,719
Business Manager Assets..........................................     10,264,618        9,209,373
Other assets.....................................................      2,830,439        3,037,565
                                                                   -------------    -------------
   Total assets..................................................  $ 234,433,419    $ 224,212,716
                                                                   =============    =============

See accompanying notes to consolidated financial statements.  Page: 1

PART I.  Item 1. - FINANCIAL INFORMATION
Chesapeake Financial Shares, Inc.                                 June 30,          December 31,
Consolidated Balance Sheets                                         2001              2000
--------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                          (Unaudited)

Deposits
   Noninterest bearing deposits...............................  $ 30,652,013   $ 27,396,972
   Savings and interest bearing deposits......................    70,986,199     64,744,254
   Certificates of deposit....................................   100,529,810    101,902,570
                                                                ---------------------------
     Total deposits...........................................   202,168,022    194,043,796

Federal funds purchased and FHLB advances.....................    10,000,000      9,500,000
Accrued interest payable......................................       321,204        397,244
Other liabilities.............................................     1,532,114      1,119,597
Note payable..................................................       807,046        821,762
                                                                ---------------------------
     Total liabilities........................................   214,828,386    205,882,399

Commitments and contingent liabilities

Shareholders' equity
   Preferred stock, par value $1 per share; authorized 50,000
   shares; none outstanding...................................             0              0
   Common stock, voting, par value $5.........................     6,239,800      6,149,200
   Common stock, non-voting...................................             0              0
                     voting                   non-voting
               6/30/01    12/31/00       6/30/01   12/31/00
               -------    --------       -------   --------
Shares auth. 2,400,000   2,400,000       635,000    635,000
Shares o/s   1,247,960       1,229             0          0
Paid in capital...............................................       172,771        153,521
Accumulated other comprehensive income........................       727,280        554,280
Retained earnings.............................................    12,465,182     11,473,316
                                                                ------------   ------------
     Total shareholders' equity...............................    19,605,033     18,033,317
                                                                ------------   ------------
     Total liabilities and Shareholders' equity...............  $234,433,419   $224,212,716
                                                                ============   ============

See accompanying notes to consolidated financial statements.  Page: 2

PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                                                   Three Months Ended
Consolidated Statements of Earnings                                                     June 30,
                                                                                   2001         2000
-------------------------------------------------------------------------------------------------------
         Interest Income                                                            (Unaudited)

Interest and fees on loans................................................      $3,722,515   $3,165,548
Interest on federal funds sold............................................          29,523          685
Interest on time deposits with banks......................................           6,631        6,184
Interest on U.S. Agency Obligations.......................................         329,195      358,433
Interest on obligations of state and political subs.......................         217,297      278,784
                                                                               ------------------------
     Total interest income................................................       4,305,161    3,809,634

         Interest Expense

Interest on savings and interest bearing deposits.........................         417,238      563,887
Interest on certificates of deposit.......................................       1,469,741    1,163,857
Interest on federal funds purchased.......................................         100,633      152,257
Other interest expense....................................................          11,165       11,561
                                                                               ------------------------
     Total interest expense...............................................       1,998,777    1,891,562
                                                                               ------------------------
Net interest income.......................................................       2,306,384    1,918,072
Provision for loan losses.................................................         127,666      115,124
                                                                               ------------------------
Net interest income after provision for loan losses.......................       2,178,718    1,802,948
                                                                               ------------------------

         Noninterest Income

Income from fiduciary activities..........................................         255,035      236,546
Service charges on deposit accounts.......................................         216,975      164,176
Merchant card income......................................................         230,834      224,771
ATM income................................................................          69,358       57,993
Cash Management income....................................................         453,325      384,970
Other income..............................................................         171,321      137,545
                                                                               ------------------------
     Total noninterest income.............................................       1,396,848    1,206,001
                                                                               ------------------------

         Noninterest Expense

Salaries..................................................................       1,084,657      867,772
Employee benefits.........................................................         178,615      188,785
Occupancy expenses........................................................         473,343      379,457
Merchant card expense.....................................................         225,936      215,034
ATM expense...............................................................          59,269       58,645
Cash management expense...................................................         138,310      167,800
Other expenses............................................................         527,606      524,861
                                                                               ------------------------
     Total noninterest expense............................................       2,687,736    2,402,354
                                                                               ------------------------
Income before income taxes................................................         887,830      606,595
Income taxes..............................................................         244,879      146,227
                                                                               ------------------------
     Net income...........................................................      $  642,951   $  460,368
                                                                               ========================

Earnings per share, basic.................................................      $     0.52   $     0.37
Earnings per share, assuming dilution.....................................      $     0.51   $     0.36


See accompanying notes to consolidated financial statements.  Page: 3

PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)
Chesapeake Financial Shares, Inc.                                            Six Months Ended
Consolidated Statements of Earnings                                              June 30,
                                                                           2001           2000
-------------------------------------------------------------------------------------------------
         Interest Income                                                     (Unaudited)

Interest and fees on loans...........................................  $ 7,411,679    $ 6,160,705
Interest on federal funds sold.......................................       30,017          2,060
Interest on time deposits with banks.................................       14,263          8,876
Interest on U.S. Agency Obligations..................................      684,048        793,150
Interest on obligations of state and political subs..................      453,860        502,106
                                                                       --------------------------
     Total interest income...........................................    8,593,867      7,466,897

         Interest Expense

Interest on savings and interest bearing deposits....................      910,506      1,104,869
Interest on certificates of deposit..................................    2,998,548      2,236,078
Interest on federal funds purchased..................................      228,113        230,077
Other interest expense...............................................       22,431         19,321
                                                                       --------------------------
     Total interest expense..........................................    4,159,598      3,590,345
                                                                       --------------------------
Net interest income..................................................    4,434,269      3,876,552
Provision for loan losses............................................      322,666        180,248
                                                                       --------------------------
Net interest income after provision for loan losses..................    4,111,603      3,696,304
                                                                       --------------------------

         Noninterest Income

Income from fiduciary activities.....................................      474,704        459,456
Service charges on deposit accounts..................................      414,200        325,853
Security gains (losses) - net-.......................................       (1,625)             0
Merchant card income.................................................      425,778        407,597
ATM income...........................................................      124,744        114,350
Cash Management income...............................................      890,046        738,322
Other income.........................................................      321,387        286,615
                                                                       --------------------------
     Total noninterest income........................................    2,649,234      2,332,193
                                                                       --------------------------

         Noninterest Expense

Salaries.............................................................    1,975,509      1,720,065
Employee benefits....................................................      395,905        363,224
Occupancy expenses...................................................      856,888        773,213
Merchant card expense................................................      387,047        374,342
ATM expense..........................................................      117,644        119,263
Cash management expense..............................................      285,762        343,897
Other expenses.......................................................    1,036,161      1,016,281
                                                                       --------------------------
     Total noninterest expense.......................................    5,054,916      4,710,285
                                                                       --------------------------
Income before income taxes...........................................    1,705,921      1,318,212
Income taxes.........................................................      441,066        316,371
                                                                       --------------------------
     Net income......................................................  $ 1,264,855    $ 1,001,841
                                                                       ==========================

Earnings per share, basic............................................  $      1.02    $      0.82
Earnings per share, assuming dilution................................  $      1.00    $      0.79

See accompanying notes to consolidated financial statements.  Page: 4

Chesapeake Financial Shares, Inc.                                                             Six Months Ended
Consolidated Statements of Cash Flows                                                              June 30,
                                                                                            2001             2000
-------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
         Cash flows from operating activities:
Net income...........................................................................    $ 1,264,855    $  1,001,841
Adjustments to reconcile net income to net cash provided by
   (used for) operating activities:
  Depreciation and amortization......................................................        498,581         425,827
  Provision for loan losses..........................................................        322,666         180,248
  Provision for cash management account losses.......................................        120,000         142,500
 (Accretion) of discount and amortization of premiums, net...........................        150,374         158,377
  Net loss on sale of securities.....................................................          1,625               0
  Changes in assets and liabilities:
   Decrease (increase) in accrued interest receivable................................         48,595        (111,258)
   Decrease (increase) in other assets...............................................        118,009        (353,152)
   Increase (decrease) in accrued interest payable...................................        (76,040)         (6,948)
   Increase (decrease) in other liabilities..........................................        412,517          42,512
                                                                                         ---------------------------
Net cash provided by (used for) operating activities.................................      2,861,182       1,479,947
                                                                                         ---------------------------

         Cash flows from investing activities:
Purchases of securities available for sale...........................................       (994,798)     (3,001,715)
Proceeds from sale or call of securities available for sale..........................      1,038,375               0
Proceeds from maturities of securities available for sale............................      2,664,709       2,344,846
Origination of loans available for sale..............................................      5,032,900        (774,500)
Proceeds from sale of loans available for sale.......................................      5,032,900         774,500
Net (increase) decrease in loans outstanding.........................................     (5,518,691)    (13,612,094)
Net (increase) decrease in business manager assets...................................     (1,175,245)         35,231
Other capital expenditures...........................................................       (197,307)       (232,608)
                                                                                         ---------------------------
Net cash provided by (used for) investing activities.................................     (4,182,957)    (14,466,340)
                                                                                         ---------------------------

         Cash flows from financing activities:
Net increase (decrease) in demand accounts, interest bearing demand
  deposit accounts and savings deposits..............................................      9,496,986        (703,311)
Net increase (decrease) in certificates of deposit...................................     (1,372,760)      9,994,831
Net increase (decrease) in federal funds purchased...................................        500,000       5,200,000
Cash dividends.......................................................................       (272,989)       (233,901)
Proceeds from issuance of voting common stock........................................        119,000         110,790
Acquisition of voting common stock...................................................         (9,150)       (249,666)
Curtailment of long-term borrowings..................................................        (14,716)        (11,635)
                                                                                         ---------------------------
Net cash provided by (used for) financing activities.................................      8,446,371      14,107,108
                                                                                         ---------------------------

Net (decrease) increase in cash and federal funds sold...............................      7,124,596       1,120,715
Cash and federal funds sold at beginning of period...................................      8,965,457       8,669,184
                                                                                         ---------------------------
Cash and federal funds sold at end of period.........................................    $16,090,053    $  9,789,899
                                                                                         ===========================

See accompanying notes to consolidated financial statements.  Page: 5

           Consolidated Statement of Changes in Stockholder's Equity
                       Chesapeake Financial Shares, Inc.
                        Six Months Ended June 30, 2000
                                  (unaudited)
                                  -----------

                                                                                            Accumulated
                                                                                               Other                   Additional
                                                               Comprehensive    Retained   Comprehensive     Common      Paid-In
                                                     Total        Income        Earnings   Income (loss)      Stock      Capital
                                                  -----------  -------------  -----------  -------------   ----------  ----------
Beginning balance                                 $15,513,452                 $ 9,736,920    $  (619,848)  $6,131,635  $  264,745

Comprehensive Income:
      Net Income                                    1,001,841   $1,001,841      1,001,841
      Other comprehensive
        income, net of tax:
          Unrealized gain on securities
             available for sale, net of
                deferred taxes of $143,295            278,161      278,161                       278,161
                                                  -----------   ----------                   -----------

      Total comprehensive income,
        net of tax:                                             $1,280,003
                                                                ==========

Acquisition of common stock                          (249,666)                                                (66,260)   (183,406)
Issuance of common stock                              110,790                                                  98,400      12,390
Dividends declared                                   (233,901)                   (233,901)                                      0
                                                  -----------                 -----------    -----------   ----------  ----------
Ending balance                                    $16,420,677                 $10,504,860    $  (341,687)  $6,163,775  $   93,729
                                                  ===========                 ===========    ===========   ==========  ==========

           Consolidated Statement of Changes in Stockholder's Equity
                       Chesapeake Financial Shares, Inc.
                        Six Months Ended June 30, 2001
                                  (unaudited)
                                  -----------

                                                                                            Accumulated
                                                                                               Other                   Additional
                                                               Comprehensive    Retained   Comprehensive     Common      Paid-In
                                                     Total        Income        Earnings      Income          Stock      Capital
                                                  -----------  -------------  -----------  -------------   ----------  ----------
Beginning balance                                 $18,330,317                 $11,473,316   $    554,280   $6,149,200  $  153,521

Comprehensive Income:
     Net Income                                     1,264,855    $1,264,855     1,264,855
     Other comprehensive
          income, net of tax:
              Unrealized gain on securities
              available for sale, net of
              deferred taxes of $88,568               171,927       171,927                      171,927
              Add: reclassification
              adjustment, net of income
              taxes of $552                             1,073         1,073                        1,073
                                                  -----------    ----------                 ------------

     Total comprehensive income,
          net of tax:                                            $1,437,855
                                                                 ==========

Acquisition of common stock                            (9,150)                                                 (3,000)      (6,150)
Issuance of common stock                              119,000                                                  93,600       25,400
Dividends declared                                   (272,989)                   (272,989)                                       0
                                                  -----------                 -----------   ------------   ----------  -----------
Ending balance                                    $19,605,033                 $12,465,182   $    727,280   $6,239,800  $   172,771
                                                  ===========                 ===========   ============   ==========  ===========

PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.) 6/01-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
1. Chesapeake Financial Shares, Inc. ("CFS) is a Virginia based financial services holding company which traces its roots to a national bank founded in Irvington, Virginia in 1900. The Company has two operating subsidiaries, Chesapeake Bank (the "Bank"), which constitutes the majority of its business activity, and Chesapeake Investment Group, Inc., a newly formed entity which has as its subsidiaries, Chesapeake Financial Group, Inc., Chesapeake Insurance Agency, Inc., d/b/a Chesapeake Investment Services, and Chesapeake Trust Company, Inc. Chesapeake Bank also is the 100% owner of CNB Properties, Inc. The consolidated financial statements include the accounts of CFS and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

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

     The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant's 2000 Annual Report to Shareholders.

3. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. The potential common stock will not have a significant impact on net income.

                                                   June 30, 2001   June 30, 2000
                                                   -------------   -------------

Weighted average number of common shares, basic        1,237,720       1,229,195
Effect of dilutive stock options                          25,204          43,810
                                                   -------------   -------------
Weighted number of common shares and dilutive
   potential common stock used in diluted EPS          1,262,924       1,273,005
                                                   =============   =============

                                     Page: 8

PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 6/01-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation       (Unaudited)
--------------------------------------------------------------------------------

A. Summary - liquidity and capital resources

     Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. Management's primary sources of liquidity continue to be federal funds sold, short term borrowings from Federal Home Loan Bank Atlanta, securities maturing within one year, and principal payments from mortgage securities. The repayment and sale of loans also provides liquidity. The total of federal funds sold, securities maturing within one year, and estimated principal payments on mortgage-backed securities within one year at June 30, 2001 was approximately $11,595,000, compared to $4,824,000 one year ago and $4,034,000 at December 31,2000. The increase in short term assets was an anomaly at quarter end. Adjusting for the anomaly short term assets at June 30, 2001 would be $5,548,000.

     The liquidity ratio at June 30, 2001 was 19.7%, compared with 24.6% one year ago. This ratio is arrived at by dividing net liquid assets (sum of total Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management has found in the past that 18% represents a sufficient level of liquidity to meet cash needs. Lower asset liquidity ratios are to be expected as management has positioned the Company to be more liability liquid to meet the demand for scarce deposits in the current market environment.

     Management believes capital is adequate to meet current needs. Unencumbered capital (total capital net of accumulated other comprehensive income less intangibles plus reserves) as a percent of total adjusted assets (total assets less intangibles plus reserves) was 9.0% at June 30, 2001 and 8.7% at December 31, 2000, for CFS.

     Chesapeake Financial Shares and Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%. At June 30, 2001 and December 31, 2000 the consolidated ratio of Tier 1 risk-based capital to risk-adjusted assets was 10.1% and 9.1%, respectively. Total risked based capital to risk weighted assets was 11.3% and 10.3% at June 30, 2001 and December 31, 2000, respectively. Tier one leverage capital was 8.1% and 7.6% at June 30, 2001 and December 31, 2000, respectively.

                                     Page: 9

PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 6/01-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation       (Unaudited)
--------------------------------------------------------------------------------

B. Results of operations:

   Earnings Summary:

     Net income was $1,264,855 for the six months ended June 30, 2001, compared with income of $1,001,841 for the same period in 2000. On a fully diluted per share basis, the net income was $1.00 for the first six months of 2001. Fully diluted earnings per share for the first six months of 2000 was $0.79. Net interest income before provision increased $557,717 or 14.4% and noninterest income increased $317,041 or 13.6%. The Company experienced a net increase in noninterest expense (which includes other expense) of $344,631 or 7.3%.

   Net Interest Income:

     Chesapeake Financial Shares' results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 2001, the Company's interest-earning assets exceeded its interest-bearing liabilities by approximately $35.5 million, compared with a $29.7 million excess one year ago.

     Net interest margins are 4.53% at June 30, 2001 compared to 4.63% at June 30, 2000. Margins had narrowed during the later part of 1998 and the first half of 1999 due to falling rates and the resulting compression of spreads as deposit rates hit floors. Margins had generally improved through the first quarter of 2000, but since then compression of margins actually occurred again as short term rates continued upward, creating a flat yield curve through the end of 2000 and the competition with the brokerage firms for deposits intensified. In the current falling rate environment and steepening of the yield curve, management expects margins to improve slightly during the balance of the year due to higher priced deposits maturing in this lower rate environment. The Bank's sustained margin levels of 4.5% have been 30 basis points better than several Virginia community banks.

     There has been reasonable growth in deposits in all trade areas of the bank and total deposits increased 4.2% since December 31, 2000 and 9.8% from one year ago. Total certificates of deposit have increased 11.2% from one year ago, but are down 1.3% from December 31, 2000. Large banks seem to be buying market share again with very aggressive "promotional specials" at the top of the market.

                                    Page: 10

PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 6/01-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation       (Unaudited)
--------------------------------------------------------------------------------

Provision for Loan Losses:

     The loan loss provision is a charge against earnings necessary to maintain the reserve for loan losses at a level consistent with management's evaluation of the credit quality and risk adverseness of the portfolio. Management makes a quarterly evaluation as to the adequacy of the current loan loss reserve. Management's detailed analysis as of June 30, 2001 supports the adequacy of the current loan loss level of $2.4 million.

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

     The loan loss reserve was 1.5% and 1.3% of gross loans as of June 30, 2001 and December 31, 2000.

   Noninterest Income:

     Noninterest income is up 13.6% or $317,041 from the same period last year. Chesapeake Bank's Cash Management product generated $890,046 in gross revenue for the first six months ended June 30, 2001, compared to the same period last year of $738,322. Managed assets in the Cash Management program were $10,714,619 at June 30, 2001, and $8,613,430 at June 30, 2000. Service Charges on deposit accounts were up 27.1%, or $88,347, from one year ago due to increased account volume.

     The Other Income category was $321,387, up 12.1%, or $34,772 from one year ago.

                                    Page: 11

         PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 6/01-10QSB Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation       (Unaudited)
-------------------------------------------------------------------------------
Noninterest Expenses:

     Employee salary expense amounted to $1,975,509 and $1,720,065 for the six months ended June 30, 2001 and 2000, respectively. Benefits expense is up 9.0% or $32,681 from June 30, 2000. These increases are directly related to new hires and increases for existing staff. Occupancy expenses were up $83,675 or 10.8% from the same period one year ago due to general increases in prices of services used by the Bank.

     Cash management expense was $285,762 for the six months ended June 30, 2001, down 16.9% from the same period one year ago. This decrease is mainly due to the timing of expense receipts related to the business activity and reduced costs of services in a new contract arrangement.

                                    Page: 12

PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 6/01-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation       (Unaudited)
--------------------------------------------------------------------------------

   Assets and Loans:

     At June 30, 2001, Chesapeake Financial Shares had total assets of $ 234.4 million, up 4.6% from $224.2 million at December 31, 2000 and up 10.1% from $212.6 million of one year ago. Management has budgeted for a 7.0% growth in total assets for 2000.

     Total loans (gross) at June 30, 2001 were $164.0 million, representing an increase of 3.5% from December 31, 2000, when loans were $158.5 million. Chesapeake Bank's loan quality is good as the following table shows. Management is confident that no serious delinquency trends are developing.

                                            6/30/01  12/31/00
                                            -------  --------

                  Nonaccrual loans          $752,968 $562,813
                  90 days past due           125,727   28,234
                  Restructured loans               0       0
                                            -------- --------
                  Totals                    $878,695 $591,047

     Management is also confident there will be no loss incurred as the Bank is well secured on these assets. There are no impaired loans outstanding at the end of either period.

     Charged off loans through June 30, 2001, amounted to $13,572 and charged off loans through June 30, 2000, were $122,967. Recoveries through June 30, 2001 were $1,474 as compared to $1,860 as of June 30, 2000.

     Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director's Loan Review Committee. There have been no material changes in the concentrations of credit within the past three months that would warrant above average additions to the reserve. The Bank's only concentrations of credit greater than 70% of capital are individual consumer (226% of capital) and residential real estate (73% of total capital). Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

     The Bank's Other Real Estate Owned (OREO) portfolio currently has one property with a total carrying value of $20,000. Bank management is currently marketing this property. The Bank also has one repossessed asset valued at $395.

     Deposits:

     Deposits were $202.2 million at June 30, 2001 and $194.0 million at December 31, 2000. Deposits were $184.1 million at June 30, 2000. The Bank's mix of deposit dollars has changed from June 30, 2000 with net increases in all categories. It is management's opinion that this trend will continue in the current interest rate environment.

                                    Page: 13

PART II.  Item l. - OTHER INFORMATION 6/01-10QSB
Chesapeake Financial Shares, Inc.
Legal Proceedings
--------------------------------------------------------------------------------
None to report

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

                                    Page: 14

PART II.  Item 6.  - OTHER INFORMATION 6/01-10QSB
Chesapeake Financial Shares, Inc.
Exhibits and Reports on Form 8-K
(Unaudited)
--------------------------------------------------------------------------------

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

                                    Page: 15

SIGNATURES
Chesapeake Financial Shares, Inc.                               SEC 10-QSB 6/01
--------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Chesapeake Financial Shares, Inc.
                       ---------------------------------
                                 (Registrant)



               08/08/01
          -----------------                     -----------------------
                (Date)                                 (Signature)
                                                  Douglas D. Monroe, Jr.
                                           Chairman and Chief Executive Officer



               08/08/01
          -----------------                     -----------------------
                (Date)                                 (Signature)
                                                    John H. Hunt, II
                                           Secretary and Chief Financial Officer

                                    Page: 16