Form 10-Q
period 2001-09-30
CHESAPEAKE FINANCIAL SHARES INC
filed 2001-11-14
CIK 847538

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 2001
                                               ------------------


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                   For the transition period from_________ to

                         Commission file number 0-18543

                        CHESAPEAKE FINANCIAL SHARES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


                Virginia                               54-1210845
                --------                               -----------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)            Identification No.)

                97 N. Main St., Kilmarnock, VA             22482
                --------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2001.

          Class                                  Outstanding at November 1, 2001
       ---------------                           -------------------------------


       Common Stock, voting, $5.00 par value                           1,247,960
       Common Stock, non-voting, $5.00 par value                               0

                        CHESAPEAKE FINANCIAL SHARES, INC.

                                   FORM 10-QSB

                                      INDEX
                                      -----


                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.  Financial Statements................................................1-8

         Consolidated Balance Sheets
         September 30, 2001 and December 31, 2000............................1-2

         Consolidated Statements of Earnings
         Three months ended September 30, 2001 and 2000........................3

         Consolidated Statements of Earnings
         Nine months ended September 30, 2001 and 2000.........................4

         Consolidated Statements of Cash Flows
         Nine months ended September 30, 2001 and 2000.........................5

         Consolidated Statement of Changes in Stockholder's Equity
         Nine months ended September 30, 2000..................................6

         Consolidated Statement of Changes in Stockholder's Equity
         Nine months ended September 30, 2001..................................7

         Notes to Consolidated Financial Statements............................8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................9-13

                           PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings..........................................14

         Item 2.   Changes in Securities......................................14

         Item 3.   Defaults Upon Senior Securities............................14

         Item 4.   Submission of Matters to a Vote of Security Holders........14

         Item 5.   Other Information..........................................14

         Item 6.   Exhibits and Reports on Form 8-K...........................15

         Signatures...........................................................16



                                     Page I

PART I.  Item 1. - FINANCIAL INFORMATION

Chesapeake Financial Shares, Inc.                                        September 30,  December 31,
Consolidated Balance Sheets                                                  2001           2000
----------------------------------------------------------------------------------------------------

                        ASSETS                                            (Unaudited)
Cash and due from banks...............................................   $ 10,190,552   $  8,965,457
Federal funds sold....................................................      2,565,000              0
Securities available for sale
    U.S. Government agencies (book value of $18,226,219
     -2001 and $21,053,805-2000)......................................     19,669,468     21,167,667
  Obligations of state and political subdivisions (book value of
    $14,692,998-2001 and $15,110,437-2000)............................     16,060,247     15,839,088
  Other Securities (book value $2,294,661-2001 and
    $2,551,294-2000...................................................      2,573,650      2,548,600

Loans.................................................................    164,497,104    158,455,860
Less: Allowance for loan loss.........................................     (2,548,447)    (2,125,022)
                                                                          -----------    -----------
   Net loans..........................................................    161,948,657    156,330,838

Bank premises and equipment, net......................................      5,446,450      5,580,409
Accrued interest receivable...........................................      1,479,962      1,533,719
Cash Management Assets, net of allowance for losses...................     10,774,439      9,209,373
Other assets..........................................................      3,294,606      3,037,565
                                                                          -----------    -----------
   Total assets.......................................................   $234,003,031   $224,212,716
                                                                          ===========    ===========

See accompanying notes to consolidated financial statements.  Page: 1

PART I.  Item 1. - FINANCIAL INFORMATION

Chesapeake Financial Shares, Inc.                                         September 30,  December 31,
Consolidated Balance Sheets                                                   2001          2000
------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                       (Unaudited)

Deposits
   Noninterest bearing deposits.........................................  $ 31,448,238   $ 27,396,972
   Savings and interest bearing deposits................................    77,229,714     64,744,254
   Certificates of deposit..............................................    97,076,630    101,902,570
                                                                          ------------   ------------
     Total
      deposits..........................................................   205,754,582    194,043,796

Federal funds purchased and FHLB advances...............................     5,000,000      9,500,000
Accrued interest payable................................................       275,907        397,244
Other liabilities.......................................................     1,803,620      1,119,597
Note payable............................................................       799,536        821,762
                                                                          ------------   ------------
     Total liabilities..................................................   213,633,645    205,882,399

Commitments and contingent liabilities                                               0              0

Shareholders' equity
   Preferred stock, par value $1 per share; authorized 50,000
   shares; none outstanding.............................................             0              0
   Common stock, voting, par value $5...................................     6,239,800      6,149,200
   Common stock, non-voting.............................................             0              0
                     voting                     non-voting
               9/30/01    12/31/00          9/30/01  12/31/00
              ---------   ---------         -------  --------
Shares auth.  2,400,000   2,400,000         635,000    635,000
Shares o/s..  1,247,960   1,229,840               0          0
Paid in capital.........................................................       172,771        153,521
Accumulated other comprehensive income..................................       938,046        554,280
Retained earnings.......................................................    13,018,769     11,473,316
                                                                          ------------   ------------
     Total shareholders' equity.........................................    20,369,386     18,330,317
                                                                          ------------   ------------
     Total liabilities and Shareholders' equity.........................  $234,003,031   $224,212,716
                                                                          ============   ============


See accompanying notes to consolidated financial statements.  Page: 2

PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)


Chesapeake Financial Shares, Inc.                                    Three Months Ended
Consolidated Statements of Earnings                                    September 30,
                                                                    2001               2000
                                                                ----------          ----------
          Interest Income                                                 (Unaudited)
Interest and fees on loans.................................     $3,572,992          $3,411,800
Interest on federal funds sold.............................         62,726               3,636
Interest on time deposits with banks.......................          3,552               8,507
Interest on U.S. Agency Obligations........................        305,649             423,322
Interest on obligations of state and political subs........        222,448             175,757
                                                                ----------          ----------
     Total interest income                                       4,167,367           4,023,022
                                                                ----------          ----------

          Interest Expense

Interest on savings and interest bearing deposits..........        429,597             544,817
Interest on certificates of deposit........................      1,330,744           1,458,484
Interest on federal funds purchased........................         62,926              79,739
Other interest expense.....................................         11,062              11,463
                                                                ----------          ----------
     Total interest expense                                      1,834,329           2,094,503
                                                                ----------          ----------
Net interest income........................................      2,333,038           1,928,519
Provision for loan losses..................................        114,499              88,874
                                                                ----------          ----------
Net interest income after provision for loan losses........      2,218,539           1,839,645
                                                                ----------          ----------

          Noninterest Income

Income from fiduciary activities...........................        395,578             393,342
Service charges on deposit accounts........................        210,339             175,554
Merchant card income.......................................        292,260             348,199
ATM income.................................................         74,885              61,847
Cash Management income.....................................        495,329             362,813
Other income...............................................        132,662             142,055
                                                                ----------          ----------
     Total noninterest income                                    1,601,053           1,483,810
                                                                ----------          ----------

          Noninterest Expense

Salaries...................................................      1,001,858             908,766
Employee benefits..........................................        261,759             174,418
Occupancy expenses.........................................        462,927             440,120
Merchant card expense......................................        245,030             306,084
ATM expense................................................         62,883              61,497
Cash management expense....................................        192,543             195,109
Other expenses.............................................        653,837             450,672
                                                                ----------          ----------
     Total noninterest expense.............................      2,880,837           2,536,666
                                                                ----------          ----------
Income before income taxes.................................        938,755             786,789
Income taxes...............................................        247,892             188,829
                                                                ----------          ----------
     Net income............................................     $  690,863          $  597,960
                                                                ==========          ==========

Earnings per share, basic..................................     $     0.56          $     0.49
Earnings per share, assuming dilution......................     $     0.54          $     0.47


See accompanying notes to consolidated financial statements.  Page: 3

PART I.  Item 1. - FINANCIAL INFORMATION (cont'd.)


Chesapeake Financial Shares, Inc.                               Nine Months Ended
Consolidated Statements of Earnings                              September 30,
                                                            2001                2000
                                                         -----------         -----------

          Interest Income                                          (Unaudited)
Interest and fees on loans...........................    $10,984,671         $ 9,572,505
Interest on federal funds sold.......................         92,743               5,696
Interest on time deposits with banks.................         17,815              17,383
Interest on U.S. Agency Obligations..................        989,697           1,216,472
Interest on obligations of state and political subs..        676,308             677,863
                                                         -----------         -----------
     Total interest income                                12,761,234          11,489,919
                                                         -----------         -----------

          Interest Expense

Interest on savings and interest bearing deposits....      1,340,103           1,649,686
Interest on certificates of deposit..................      4,329,292           3,694,562
Interest on federal funds purchased..................        291,039             309,816
Other interest expense...............................         33,493              30,784
                                                         -----------         -----------
     Total interest expense                                5,993,927           5,684,848
                                                         -----------         -----------
Net interest income..................................      6,767,307           5,805,071
Provision for loan losses............................        437,165             269,122
                                                         -----------         -----------
Net interest income after provision for loan losses..      6,330,142           5,535,949
                                                         -----------         -----------

          Noninterest Income

Income from fiduciary activities.....................        870,282             852,798
Service charges on deposit accounts..................        624,539             501,407
Security gains (losses) - net-.......................         (1,625)                  0
Merchant card income.................................        718,038             755,796
ATM income...........................................        199,629             176,197
Cash Management income...............................      1,385,375           1,101,135
Other income.........................................        454,049             428,670
                                                         -----------         -----------
     Total noninterest income                              4,250,287           3,816,003
                                                         -----------         -----------

          Noninterest Expense

Salaries.............................................      2,977,367           2,628,831
Employee benefits....................................        657,664             537,642
Occupancy expenses...................................      1,319,815           1,213,333
Merchant card expense................................        632,077             680,426
ATM expense..........................................        180,527             180,760
Cash management expense..............................        478,305             539,006
Other expenses.......................................      1,689,998           1,466,953
                                                         -----------         -----------
     Total noninterest expense.......................      7,935,753           7,246,951
                                                         -----------         -----------
Income before income taxes...........................      2,644,676           2,105,001
Income taxes.........................................        688,958             505,200
                                                         -----------         -----------
     Net income......................................    $ 1,955,718         $ 1,599,801
                                                         ===========         ===========

Earnings per share, basic............................    $      1.58         $      1.30
Earnings per share, assuming dilution................    $      1.54         $      1.26



See accompanying notes to consolidated financial statements.  Page: 4

PART I. - FINANCIAL INFORMATION (cont'd.)


Chesapeake Financial Shares, Inc.                                             Nine Months Ended
Consolidated Statements of Cash Flows                                            September 30,
                                                                               2001          2000
                                                                            ----------    ----------
                                                                            (Unaudited)
     Cash flows from operating activities:
Net income............................................................ $ 1,955,718   $ 1,599,801
Adjustments to reconcile net income to net cash provided by
   (used for) operating activities:
  Depreciation and amortization.......................................     748,298       670,966
  Provision for loan losses...........................................     437,165       269,122
  Provision for cash management account losses........................     210,000       190,000
 (Accretion) of discount and amortization of premiums, net............     254,693       158,377
  Net loss on sale of securities......................................       1,625             0
  Changes in assets and liabilities:
   Decrease (increase) in accrued interest receivable.................      53,757      (204,406)
   Decrease (increase) in other assets................................    (456,364)     (144,548)
   Increase (decrease) in accrued interest payable....................    (121,337)       34,840
   Increase (decrease) in other liabilities...........................     684,023       209,496
                                                                         ---------     ---------
Net cash provided by (used for) operating activities..................   3,767,578     2,783,648
                                                                         ---------    ----------

          Cash flows from investing activities:
Purchases of securities available for sale............................  (2,124,323)   (3,001,715)
Proceeds from sale or call of securities available for sale...........   1,038,375             0
Proceeds from maturities of securities available for sale.............   2,664,709     3,406,732
Origination of loans available for sale...............................  (8,817,380)   (1,698,360)
Proceeds from sale of loans available for sale........................   8,817,380     1,698,360
Net (increase) decrease in loans outstanding..........................  (6,054,984)  (20,466,275)
Net (increase) decrease in   Cash Management assets...................  (1,775,066)      658,311
Other capital expenditures............................................    (614,339)     (889,887)
                                                                         ---------    ----------
Net cash provided by (used for) investing activities..................  (6,865,628)  (20,292,834)
                                                                         ---------    ----------

     Cash flows from financing activities:
Net increase (decrease) in demand accounts, interest bearing demand
  deposit accounts and savings deposits...............................  16,536,727     2,838,571
Net increase (decrease) in certificates of deposit....................  (4,825,941)   13,102,560
Net increase (decrease) in federal funds purchased....................  (4,500,000)    2,100,000
Cash dividends........................................................    (410,265)     (356,721)
Proceeds from issuance of voting common stock.........................     119,000       110,790
Acquisition of voting common stock....................................      (9,150)     (276,263)
Curtailment of long-term borrowings...................................     (22,226)      (18,744)
                                                                         ---------    ----------
Net cash provided by (used for) financing activities..................   6,888,145    17,500,193
                                                                         ---------    ----------

Net (decrease) increase in cash and federal funds sold................   3,790,095        (8,993)
Cash and federal funds sold at beginning of period....................   8,965,457     8,669,184
                                                                         ---------    ----------
Cash and federal funds sold at end of period.......................... $12,755,552   $ 8,660,191
                                                                        ==========    ==========

See accompanying notes to consolidated financial statements.  Page: 5

            Consolidated Statement of Changes in Stockholder's Equity
                        Chesapeake Financial Shares, Inc.
                      Nine Months Ended September 30, 2000
                                   (unaudited)
                                   -----------



                                                                                Accumulated
                                                                                   Other                     Additional
                                                 Comprehensive      Retained    Comprehensive     Common       Paid-In
                                        Total       Income          Earnings    Income (loss)      Stock       Capital
                                    -----------  -------------    -----------   -------------   ----------    ---------
Beginning balance                   $15,513,452                   $ 9,736,920    $ (619,848)    $6,131,635    $ 264,745

Comprehensive Income:
 Net Income                           1,599,801   $ 1,599,801       1,599,801
 Other comprehensive
  income, net of tax:
   Unrealized gain on securities
    available for sale, net of
     deferred taxes of $277,290         538,269       538,269                       538,269
                                    -----------   -----------                    ----------

 Total comprehensive income,
  net of tax:                                     $ 2,138,070
                                                  ===========

Acquisition of common stock            (276,263)                                                   (74,880)    (201,383)
Issuance of common stock                110,790                                                     75,600       35,190
Dividends declared                     (356,721)                     (356,721)                                        0
                                    -----------                   -----------      ----------   ----------    ---------
Ending balance                      $17,129,328                   $10,980,000      $  (81,579)  $6,132,355    $  98,552
                                    ===========                   ===========      ==========   ==========    =========


            Consolidated Statement of Changes in Stockholder's Equity
                        Chesapeake Financial Shares, Inc.
                     Nine Months Ended September 30, 2001
                                   (unaudited)
                                   -----------




                                                                                    Accumulated
                                                                                       Other                     Additional
                                                     Comprehensive      Retained    Comprehensive     Common       Paid-In
                                            Total       Income          Earnings    Income (loss)      Stock       Capital
                                        -----------  -------------    -----------   -------------   ----------    ---------
Beginning balance                       $18,330,317                   $11,473,316   $    554,280    $6,149,200    $ 153,521

Comprehensive Income:
     Net Income                           1,955,718  $  1,955,718       1,955,718
     Other comprehensive
       income, net of tax:
         Unrealized gain on securities
          available for sale, net of
          deferred taxes of $197,145        382,693       382,693                        382,693
          Add: reclassification
          adjustment, net of income
          taxes of $552                       1,073         1,073                          1,073
                                        -----------  ------------                   ------------

     Total comprehensive income,
       net of tax:                                   $  2,339,484
                                                     ============

Acquisition of common stock                  (9,150)                                                    (3,000)      (6,150)
Issuance of common stock                    119,000                                                     93,600       25,400
Dividends declared                         (410,265)                     (410,265)                                        0
                                        -----------                    ----------   ------------    ----------    ---------

Ending balance                          $20,369,386                   $13,018,769   $    938,046    $6,239,800    $ 172,771
                                        ===========                   ===========   ============    ==========    =========


PART I.  Item 1.  - FINANCIAL INFORMATION (cont'd.) 9/01-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements
------------------------------------------

1. Chesapeake Financial Shares, Inc. ("CFS) is a Virginia based financial services holding company which traces its roots to a national bank founded in Irvington, Virginia in 1900. The Company has two operating subsidiaries, Chesapeake Bank (the "Bank"), which constitutes the majority of its business activity, and Chesapeake Investment Group, Inc., an entity that has as its subsidiaries, Chesapeake Financial Group, Inc., Chesapeake Insurance Agency, Inc., d/b/a Chesapeake Investment Services, and Chesapeake Trust Company, Inc. Chesapeake Bank also is the 100% owner of CNB Properties, Inc. The consolidated financial statements include the accounts of CFS and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

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

     The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant's 2000 Annual Report to Shareholders.

3. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. The potential common stock will not have a significant impact on net income.


                                              September 30, 2001   September 30, 2000
                                              ------------------   ------------------
Weighted average number of common shares, basic    1,241,171          1,229,019
Effect of dilutive stock options                      30,718             39,440
                                                   ---------          ---------
Weighted number of common shares and dilutive
   potential common stock used in diluted EPS      1,271,889          1,268,459
                                                   =========          =========

4.   Recent accounting pronouncements

     In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

     Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written off.

     The standards generally are required to be implemented by the Company in its 2002 financial statements. The adoption of theses statements will not have a material impact on the financial statements of the Company.

                                    Page: 8

PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/01-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
    Condition or Plan of Operation                   (Unaudited)
 ---------------------------------------------------------------

A.   Summary - liquidity and capital resources

     Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. Management's primary sources of liquidity continue to be federal funds sold, short term borrowings from Federal Home Loan Bank Atlanta, securities maturing within one year, and principal payments from mortgage securities. The repayment and sale of loans also provides liquidity. The total of federal funds sold, securities maturing within one year, and estimated principal payments on mortgage-backed securities within one year at September 30, 2001 was approximately $10,705,000, compared to $4,731,000 one year ago and $4,034,000 at December 31,2000.

     The liquidity ratio at September 30, 2001 was 19.2%, compared with 23.3% one year ago. This ratio is arrived at by dividing net liquid assets (sum of total Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management has found in the past that 18% represents a sufficient level of liquidity to meet cash needs. Lower asset liquidity ratios are to be expected as management has positioned the Company to be more liability liquid to meet the demand for scarce deposits in the current market environment.

     Management believes capital is adequate to meet current needs.
Unencumbered capital (total capital net of accumulated other comprehensive income less intangibles plus reserves) as a percent of total adjusted assets (total assets less intangibles plus reserves) was 9.3% at September 30, 2001 and 8.7% at December 31, 2000, for CFS.

     Chesapeake Financial Shares and Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%. At September 30, 2001 and December 31, 2000 the consolidated ratio of Tier 1 risk-based capital to risk-adjusted assets was 10.3% and 9.1%, respectively. Total risked based capital to risk weighted assets was 11.5% and 10.3% at September 30, 2001 and December 31, 2000, respectively. Tier one leverage capital was 8.3% and 7.6% at September 30, 2001 and December 31, 2000, respectively.

     During the first quarter of 2002, the Bank expects to open a new office in an existing market, Gloucester County, Virginia. Funding for this office will come from existing capital reserves and general operations.


                                    Page: 9

PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/01-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
    Condition or Plan of Operation                   (Unaudited)
 ---------------------------------------------------------------

B.   Results of operations:

     Earnings Summary:

     Net income was $1,955,718 for the nine months ended September 30, 2001, compared with income of $1,599,801 for the same period in 2000. On a fully diluted per share basis, the net income was $1.54 for the first nine months of 2001. Fully diluted earnings per share for the first nine months of 2000 were $1.26. Net interest income before provision increased to $6,767,307 for the nine months ended September 30, 2001, a 16.6% increase and noninterest income increased to $4,250,287, an 11.4% increase for the same period. The Company experienced a net increase in noninterest expense (which includes other expense) of $688,802 or 9.5%.

     Net Interest Income:

     Chesapeake Financial Shares' results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At September 30, 2001, the Company's interest-earning assets exceeded its interest-bearing liabilities by approximately $34.7 million, compared with a $29.8 million excess one year ago.

     Net interest margins are 4.73% at September 30, 2001 compared to 4.43% at
September 30, 2000.   Margins had generally improved through the first quarter
of 2000, but since then compression of margins actually occurred as short term rates continued upward, creating a flat yield curve through the end of 2000 and the competition with the brokerage firms for deposits through the last quarter of 2000 intensified. In the current falling rate environment of 2001and steepening of the yield curve, management expects margins to improve slightly during the balance of the year due to higher priced deposits maturing in this
lower rate environment.   However, management believes margins will compress
during 2002 due to assets repricing in this low rate environment.

     There has been reasonable growth in deposits in all trade areas of the bank and total deposits increased 6.0% since December 31, 2000 and 7.9% from one year ago. Total certificates of deposit have increased 3.8% from one year ago, but are down 4.7% from December 31, 2000.


                                    Page: 10

PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/01-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
    Condition or Plan of Operation                   (Unaudited)
 ---------------------------------------------------------------

Provision for Loan Losses:

     The loan loss provision is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the credit quality and risk adverseness of the portfolio. Management makes a quarterly evaluation as to the adequacy of the current loan loss reserve. Management's detailed analysis as of September 30, 2001 supports the adequacy of the current loan loss level of $2.5 million.

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

Noninterest Income:

     Noninterest income is up 11.4% or $434,284 from the same period last year. Chesapeake Bank's Cash Management product generated $1,385,375 in gross revenue for the first nine months ended September 30, 2001, compared to the same period last year of $1,101,135. Managed assets in the Cash Management program were $11,199,573 at September 30, 2001, and $8,272,850 at September 30, 2000. Service
Charges on deposit accounts were up 24.6%, or $123,132, from one year ago due to increased account volume.

     The Other Income category was $454,049, up 5.9%, or $25,379 from one year ago.


                                    Page: 11

         PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 9/01-10QSB Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
    Condition or Plan of Operation                   (Unaudited)
 ---------------------------------------------------------------
Noninterest Expenses:

     Employee salary expense amounted to $2,977,367 and $2,628,831 for the nine months ended September 30, 2001 and 2000, respectively. Benefits expense is up 22.3% or $120,022 from September 30, 2000. These increases are directly related to new hires and increases for existing staff. Occupancy expenses were up $106,482 or 8.8% from the same period one year ago due to general increases in prices of services used by the Bank.

     Cash Management expense was $478,305 for the nine months ended September 30, 2001, down 11.3% from the same period one year ago. This decrease is mainly due to the timing of expense receipts related to the business activity and reduced costs of services.


                                    Page: 12

PART I.  Item 2.  - FINANCIAL INFORMATION (cont'd.) 9/01-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
    Condition or Plan of Operation                   (Unaudited)
 ---------------------------------------------------------------

     Assets and Loans:

     At September 30, 2001, Chesapeake Financial Shares had total assets of $
234.0 million, up 4.4% from $224.2 million at December 31, 2000 and up 7.7% from $217.3 million of one year ago. Management has budgeted a 7.0% growth in total assets for 2001.

     Total loans (gross) at September 30, 2001 were $164.5 million, representing an increase of 3.8% from December 31, 2000, when loans were $158.5 million. Chesapeake Bank's loan quality is good as the following table shows. Management is confident that no serious delinquency trends are developing.


                                  9/30/01   12/31/00
                                ----------  ---------

          Nonaccrual loans      $1,019,077  $ 562,813
          90 days past due         166,905     28,234
          Restructured loans             0          0
                                ----------  ---------
          Totals                $1,185,982  $ 591,047


     Management is also confident there will be no loss incurred as the Bank is well secured on these assets. There are no impaired loans outstanding at the end of either period.

     Charged off loans through September 30, 2001, amounted to $26,759 and charged off loans through September 30, 2000, were $131,072. Recoveries through September 30, 2001 were $13,019 as compared to $2,676 as of September 30, 2000.

     Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director's Loan Review Committee. There have been no material changes in the concentrations of credit within the past three months that would warrant above average additions to the reserve. The Bank's only concentrations of credit greater than 70% of capital are individual consumer loans (224% of capital). Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

     The Bank's Other Real Estate Owned (OREO) portfolio currently has two properties with a total carrying value of $55,000. Bank management is currently marketing these properties. The Bank also has one repossessed asset valued at $395.

     Deposits:

     Deposits were $ 205.8 million at September 30, 2001 and $194.0 million at December 31, 2000. Deposits were $190.8 million at September 30, 2000. The Bank's mix of deposit dollars has changed from September 30, 2000 with net increases in all categories. However, there have been greater increases in transaction accounts than certificates of deposit. It is management's opinion that this trend will continue in the current economic and interest rate environment.


                                    Page: 13

PART II.  Item l. - OTHER INFORMATION 9/01-10QSB
Chesapeake Financial Shares, Inc.
Legal Proceedings
-----------------
None to report

PART II.  Item 2.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Changes in Securities
---------------------
None to report.

PART II.  Item 3.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Default Upon Senior Securities
------------------------------
None to report.

PART II.  Item 4.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Submission of Matters to a Vote of Security Holders
---------------------------------------------------
None to report.

PART II.  Item 5.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Other Information
-----------------

          During the fourth quarter of 2000, the Company satisfactorily completed a Combined Safety and Soundness Examination performed by the Federal Reserve Bank of Richmond. As of December 2000, the Bank and the Company satisfactorily completed a Transfer Agent Examination, also performed by the Federal Reserve Bank. As a result of these examinations management is not aware of any current recommendations of the regulatory authorities, which, if they were implemented, would have a material effect on liquidity, capital resources, or operations of the Bank or Holding Company.

          Forward-Looking Statements: The foregoing discussion may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to the plans, objectives, future performance and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure in the banking industry increases significantly; (2) changes in the interest rate environment reduce margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions, impacting, among others, the Company's customers and vendors; and (6) changes in the securities market.


                                    Page: 14

PART II.  Item 6.  - OTHER INFORMATION 9/01-10QSB
Chesapeake Financial Shares, Inc.
Exhibits and Reports on Form 8-K
(Unaudited)
-----------

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


                                    Page: 15

SIGNATURES
Chesapeake Financial Shares, Inc.                            SEC 10-QSB 9/01
-----------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Chesapeake Financial Shares, Inc.
                       ---------------------------------
                                  (Registrant)



                       11/08/01         /s/ Douglas D. Monroe, Jr.
                       --------         ------------------------------------
                        (Date)                      (Signature)
                                               Douglas D. Monroe, Jr.
                                        Chairman and Chief Executive Officer



                       11/08/01         /s/ John H. Hunt, II
                       --------         -------------------------------------
                        (Date)                      (Signature)
                                                   John H. Hunt, II
                                        Secretary and Chief Financial Officer



                                    Page: 16