Form 10KSB40
period 2001-12-31
CHESAPEAKE FINANCIAL SHARES INC
filed 2002-04-01
CIK 847538

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                  For the fiscal year ended December 31, 2001.

                         Commission file number 0-18543

                        CHESAPEAKE FINANCIAL SHARES, INC.
                        ---------------------------------

              Virginia                                     54-1210845
              --------                                     ----------
   (State or other jurisdiction of                      (I.R.S Employer
   incorporation or organization)                     Identification No.)

     19 N. Main St., Kilmarnock, VA                          22482
     ------------------------------                          -----
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No___
    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's Revenues for its most recent fiscal year: $22,640,499.

As of March 1, 2002 the aggregate market value of Common Stock of Chesapeake Financial Shares, Inc. held by nonaffiliates was approximately $16,060,999 based upon the average sales price per share known to management during January and February 2002.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2002.

                Class                       Outstanding at March 1, 2002
                -----                       ----------------------------
     Common Stock, $5.00 par value                     1,261,158

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Annual Report to Shareholders for the year ended December 31, 2001 are incorporated into Part II, Items 5 through 7 of this Form 10-KSB.

   Portions of the definitive proxy statement for the 2002 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

Transitional Small Business Disclosure Format Yes ___ No  X
                                                         ---

                        CHESAPEAKE FINANCIAL SHARES, INC.
                                   FORM 10-KSB
                                      INDEX
                                      -----

                                     PART I

                                                                          Page
                                                                          ----
Item 1.  Description of Business .......................................     1-9
         Statistical Information .......................................   10-22

Item 2.  Description of Property .......................................      23

Item 3.  Legal Proceedings .............................................      23

Item 4.  Submission of Matters to a Vote of Security Holders ...........      23

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters ......      24

Item 6.  Management's Discussion and Analysis or Plan of Operation .....      24

Item 7.  Financial Statements ..........................................      24

Item 8.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure ...................................      24

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act..      24

Item 10. Executive Compensation ........................................      24

Item 11. Security Ownership of Certain Beneficial Owners and
            Management .................................................      24

Item 12. Certain Relationships and Related Transactions ................      24

Item 13. Exhibits and Reports on Form 8-K ..............................      25

Signatures .............................................................      26

                                       (i)

                                     PART I
                                     ------

Item 1. Description of Business
-------------------------------

The Company

     Chesapeake Financial Shares, Inc. ("CFS" or "Chesapeake") is an independent, community owned financial services holding company based in Kilmarnock, Virginia. CFS was incorporated under the laws of the Commonwealth of Virginia in 1982 in connection with the reorganization of Chesapeake Bank (the "Bank", organized in 1900) into a one-bank holding company structure. CFS conducts substantially all of its business activities through its wholly-owned subsidiaries - the Bank and Chesapeake Investment Group, Inc. Chesapeake Investment Group, Inc. ("CIG") has as its subsidiaries Chesapeake Financial Group, Inc. ("CFG"), Chesapeake Insurance Agency, Inc., d/b/a Chesapeake Investment Services ("CIS"), and Chesapeake Trust Company ("CTC").

     On December 31, 2001, Chesapeake and its subsidiaries had 121 full-time equivalent employees.

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

     The Bank has grown to provide a full range of banking and related financial services, including checking, savings, certificates of deposit and other depository services; commercial, residential real estate and consumer loan services; and safekeeping services. Other products include Touch Tone Teller, 24 hour access services, internet banking with online billpayment, and check imaging. The Bank is a member of the Federal Reserve System and the Bank Insurance Fund of the Federal Deposit Insurance Corporation insures its deposits.

     Total assets have increased 9.3%, 13.6% and 8.6% for each of the years ended December 31, 2001, 2000 and 1999, respectively, over prior years. At December 31, 2001, total loans, net of reserves, amounted to $166.5 million, a 6.5% increase from $156.3 million in total loans at December 31, 2000, which was a 19.7% increase from the previous year-end total of $130.6 million at December 31, 1999. Growth in total deposits has followed a similar pattern with increases of 9.2%, 11.0% and 6.2% during 2001, 2000 and 1999, respectively, over prior years.

     The Bank operates nine banking offices and eleven ATMs. The Bank's existing market area covers most of the area north of the Rappahannock River and south of the Potomac River known as the "Northern Neck", the area bounded on the south by the York River and on the north by the Rappahannock River, known as the "Middle Peninsula", and the Williamsburg area north of the James River.

     The Bank's current market area is largely rural. The principal business activities in the area are related to small commercial enterprises and residential real estate activities, each of which have benefited from the area's popularity as a retirement and summer home location. The continued population growth of the York County - James City County/Williamsburg - Hampton triangle provides additional commercial and residential business activity, which has diversified and expanded traditional revenue sources.

     With the exception of the Bank's Rappahannock Westminster Canterbury Office (the "RWC Office"), the Gloucester Winn-Dixie Supermarket Office, and the Five Forks/Williamsburg Office, the Bank's Main Office and branch offices are held in fee, free of any encumbrances. The RWC Office is leased under an agreement that expires May 31, 2005. The Five Forks/Williamsburg Office lease expires December 31, 2005 with two five-year options. The Gloucester branch occupies facilities rented from Winn-Dixie Raleigh. The Bank relocated this office in January 2002, to a new banking facility on Bank owned property a short distance from the Winn-Dixie facility. The second term on the Gloucester lease expires in October of 2004 and this lease expense was recognized on the Bank's books at year-end.

     The Bank's branch offices are located as follows:

Gloucester Winn-Dixie Office     Hayes Office              Lively Office
6793 George Washington           George Washington         Route 3 & 201
Memorial Highway                 Memorial Highway          Lively
Gloucester                       Hayes Shopping Center
                                 Hayes

Rappahannock Westminster         Kilmarnock Office         Mathews Office
Canterbury Office                97 North Main Street      Route 14 & 198
10 Lancaster Drive               Kilmarnock                Mathews Courthouse
Irvington                                                  Mathews

Irvington Office                 Five Forks Office         Lafayette Street
98 King Carter Drive             4492 John Tyler Highway   Financial Center
Irvington                        Williamsburg              1229 Lafayette Street
                                                           Williamsburg

     CFS owns 2.647 acres of commercial property (formerly the Colonial Store complex) on School Street in Kilmarnock. The building is approximately 27,000 square feet. Approximately half of the space is rented to two tenants, Advance Auto and deMedici's Fine Italian Restaurante. The remaining space is being used by the Bank' Administrative Support, Operations, and Loan Processing Center. Chesapeake's long term debt is secured by this property.

The Investment Companies

     Chesapeake Financial Group, Inc. ("CFG") was incorporated August 31, 1998 and opened for business at the end of 1998. CFG offers superior portfolio management coupled with highly customized service to high net worth individuals and institutions. Chesapeake Investment Services offers annuity products (fixed and variable), mutual funds and discount brokerage products.

     CFS chartered Chesapeake Investment Group, Inc. and Chesapeake Trust Company, Inc. during 2000. These two companies were part of a corporate restructuring that was completed during the first quarter of 2001. CIG is now a wholly owned subsidiary of Chesapeake Financial Shares, Inc. CTC has become a wholly owned subsidiary of CIG, as have CIS and CFG. The Bank has transferred a significant portion of the Trust Department's business to CTC. The Bank has retained its trust powers for certain unique accounts.

     The motivation for this reorganization was to make more effective the presentation of Chesapeake's broad array of financial services, and to increase customer awareness of the financial expertise offered.

The Mortgage Company

     Chesapeake Mortgage Company, Inc. (the "Mortgage Company"), which is a wholly owned subsidiary of CFS, is currently inactive.

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

     Commercial Lending. At December 31, 2001, the Bank's commercial loan portfolio amounted to $84.4 million, or 49.9% of its total loan portfolio. Commercial lending activities to the Bank's commercial, industrial, and governmental customers include the making of asset-based and other secured loans, making unsecured loans, and offering demand and term loans. Management believes commercial loans offer the potential for better yields and repricing characteristics than most other types of loans. See Note 3 to the consolidated financial statements included in the Company's 2001 Annual Report to Shareholders (the "Annual Report") in Exhibit 13 to this report and incorporated by reference in this report for a breakdown of the major loan classifications. Of the $84.4 million of commercial loans at December 31, 2001, 64.2% of such loans either matured or were subject to repricing within one year. (Also see Table 4 at page 18).

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his employment and other income, commercial loans generally involve more risk. Commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of its business and are generally secured by real estate and the business assets, such as accounts receivable, equipment, and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. At December 31, 2001, some form of collateral secured 95.4% of the commercial loans and 0.75% of the Bank's commercial loan portfolio was 30 days or more delinquent. See Table 6 at page 20 showing the amount of commercial loans charged off during 2001 and 2000.

     Real Estate Lending. The Bank's second largest loan category is its real estate loan portfolio (both mortgage and construction lending), which amounted to $54.6 million at December 31, 2001, or 32.3% of the Bank's total loan portfolio. The Bank offers permanent fixed and adjustable rate first mortgage loans on one-to-four family residential properties. Most of the long-term fixed rate mortgages and the adjustable rate mortgages are underwritten and documented in accordance with the guidelines of the Federal Home Loan Mortgage Corporation and are sold in the secondary market within fifteen to sixty days after the loan closing date.

     The Bank emphasizes the origination of adjustable rate mortgages in order to increase the proportion of the Company's total loan portfolio with more frequent repricing. At December 31, 2001, 32.7% of the mortgage portfolio was subject to repricing or maturing within twelve months.

     The relative customer demand for adjustable-rate and fixed-rate residential mortgage loans has varied considerably, depending on such factors as the level of interest rates, expectations regarding future interest rates, and the supply of new housing units placed on the market in the Chesapeake's trade area. As part of its residential lending program, the Bank offers construction loans with 80% loan-to-value ratios to qualified builders and individuals. Construction loans generally have terms of up to twelve months, with interest rates generally as fixed commitments. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. In addition to builders' projects, the Bank finances the construction of individual, owner-occupied houses where qualified contractors are involved.

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

     Consumer Lending. As the competitive and regulatory environments have changed, Chesapeake has sought to expand its retail banking services to complement the range of traditional consumer services already offered. The Bank has maintained its emphasis on consumer lending notwithstanding the recent decrease in the consumer portfolio (an 11.3% decrease in 2001 from 2000, an 18.5% increase in 2000 over 1999 and a 25.5% increase in 1999 over 1998) due to the recent economic recession. The Bank currently originates a variety of consumer loans, including lines of credit secured by owner-occupied real estate, real estate equity loans, boat loans, loans secured by deposits, unsecured loans and automobile loans. The Bank's consumer loan portfolio was approximately $28.2 million at December 31, 2001, or 16.7% of its total loan portfolio.

     Consumer loans generally are considered to entail greater risk than residential mortgage loans secured by first liens on owner-occupied properties. The Bank's underwriting and screening processes have been designed to reduce this risk and have, to date, limited the Bank's consumer delinquency rate to levels below industry averages. At December 31, 2001, only 0.62% of the Bank's consumer loan portfolio was 30 days or more delinquent.

     CFS has adopted Financial Accounting Standards Board ("FASB") Statement No. 114, "Accounting by Creditors for Impairment of a Loan". This statement has been amended by FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". FASB Statement No. 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value of the collateral. FASB Statement No. 114, as amended also requires certain disclosures about investments in impaired loans and the allowance for credit losses and interest income recognized on loans.

     CFS considers all consumer installment loans and residential mortgage loans to be homogeneous loans. These loans are not subject to impairment under FASB Statement No. 114. A loan is considered impaired when it is probable that CFS will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired, if the factors above indicate a need for impairment. A loan on nonaccrual status may not be considered impaired, if it is in the process of collection or there is an insignificant shortfall in payment. An insignificant delay of less than 30 days or a shortfall of 5% of the required principal and interest payment generally does not indicate an impairment situation, if in management's judgment the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as impaired loans under FASB Statement No. 114.

Charge-offs for impaired loans occur when the loan, or portion of the loan is determined to be uncollectible, as is the case for all loans. See Note 3 to the consolidated financial statements included in the Company's 2001 Annual Report to Shareholders (the "Annual Report") in Exhibit 13 to this report and incorporated by reference in this report for information about nonaccrual loans subject to FASB Statement No. 114.

Long-Term Debt

     See Note 5 to the consolidated financial statements included in the Annual Report for information concerning term loan agreements of CFS.

Competition

     CFS is subject to intense competition from various financial institutions and other companies or firms that offer financial services. In its market area, CFS is and will be competing with several national and regional banking institutions, including First Virginia Bank, Wachovia Bank, SunTrust Bank, Wachovia and Bank of America. CFS competes for deposits with other commercial banks, savings and loan associations, credit unions and with issuers of commercial paper and securities, such as money market and mutual funds. In making loans, Chesapeake competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders. Federal and state law changes in recent years have significantly increased competition among financial institutions, and current trends towards further deregulation may be expected to increase such competition even further. Many of the financial organizations in competition with Chesapeake have greater financial resources and are able to offer similar services at varying costs with greater loan capacities.

Supervision and Regulation

     General. As a bank holding company and, effective December 7, 2000, a financial holding company under the Gramm-Leach-Bliley Act of 1999, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the State Corporation Commission of Virginia (the "SCC"). The Company also is registered under the bank holding company laws of Virginia and, accordingly, the Company is subject to regulation and supervision by the SCC.

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

          The GLB Act, and certain new regulations issued by federal banking agencies, also provides new protections against the transfer and use by financial institutions of consumers' nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The new privacy provisions generally prohibit a financial institution from providing a customer's personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

          Many of the GLB Act's provisions, including the customer privacy protection provisions, require the federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement those respective provisions. Most of the required implementing regulations have been proposed and/or adopted by the bank regulatory agencies as of December 31, 2001.

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

          Capital Requirements. The Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that banking organizations maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, CFS and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2001 were 10.2% and 11.5%, respectively, exceeding the minimums required.

          In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets). These guidelines provide for a minimum ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. The leverage ratio of CFS as of December 31, 2001, was 8.4%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

          Limits on Dividends and Other Payments. Chesapeake Financial Shares, Inc. is a legal entity separate and distinct from its subsidiary institutions. Substantially all of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends to CFS as well as the payment of dividends by CFS to its respective shareholders.

          Under federal law, the Bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, CFS or take securities of CFS as collateral for loans to any borrower. The Bank is also subject to collateral security requirements from any loans or extensions of credit permitted by such exceptions.

          The Bank is subject to various statutory restrictions on its ability to pay dividends to Chesapeake. Under the current supervisory practices of the Bank's regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. Under these supervisory practices, at December 31, 2001, the Bank could have paid additional dividends to CFS of approximately $3.5 million, without obtaining prior regulatory approval. The payment of dividends by the Bank or CFS may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have authority to prohibit the Bank or CFS from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the Bank, or CFS, could be deemed to constitute such an unsafe and unsound practice.

          Under the federal law, insured depository institutions such as the Bank are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the statute). Based on the Bank's current financial condition, Chesapeake does not expect that this provision will have any impact on its ability to obtain dividends from the Bank.

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

          FDIC Insurance Assessment. As an institution with deposits insured by the Bank Insurance Fund, the Bank also is subject to insurance assessments imposed by the FDIC. The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institutions may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Under the final risk-based assessment system there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from zero basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

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

Other

          During the fourth quarter of 2000, the Company satisfactorily completed a Combined Safety and Soundness Examination performed by the Federal Reserve Bank of Richmond. As of February 2001, the Bank and the Company satisfactorily completed Transfer Agent Examination, also performed by the Federal Reserve Bank. During the first quarter of 2002, the Company had substantially completed a safety and soundness examination by the Virginia Bureau of Financial Institutions that was the first regulatory review since the corporate restructuring. As a result of these examinations management is not aware of any current recommendations of the regulatory authorities, which, if they were implemented, would have a material effect on liquidity, capital resources, or operations of CFS.

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

                                      INDEX

                                                                            Page
TABLE 1.  Average Balance Sheets, Net Interest Income, and Rates ........  11-12

TABLE 2.  Analysis of Change in Net Interest Income .....................     13

TABLE 3.  Types of Investment Securities ................................     14

TABLE 4.  Maturity Schedule of Selected Loans as of Dec. 31, 2001 .......     15

TABLE 5.  Risk Elements .................................................     16

TABLE 6.  Summary of Allowance for Loan Losses ..........................     17

TABLE 7.  Allocation of the Allowance for Loan Losses ...................     18

TABLE 8.  Deposits ......................................................     19

TABLE 9.  Return on Equity and Assets ...................................     20

TABLE 10. Short Term Borrowing ..........................................     20

TABLE 11. Interest Sensitivity Analysis .................................     21

TABLE 12. Analysis of Capital ...........................................     22

                                     TABLE 1
             AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

         The following table depicts interest income on earnings assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated.

                                                           Year Ended December 31,
                                                           -----------------------
                                             2001                      2000                      1999
                                             ----                      ----                      ----
                                            Annual                    Annual                    Annual
                                   Average  Income/  Yield/  Average  Income/  Yield/  Average  Income/   Yield/
                                   Balance  Expense    Rate  Balance  Expense    Rate  Balance  Expense    Rate
                                   -------  -------    ----  -------  -------   -----  -------  -------    ----
                                                              (Dollars in thousands)
Assets:
Securities:
Taxable                            $ 21,708  $ 1,333  6.14%  $ 24,909  $ 1,671  6.71%  $ 29,351  $ 1,688   5.75%
Tax-exempt(1)                        16,091      899  8.49%    15,224      838  8.34%    13,291      684   7.80%
                                   --------  -------         --------  -------         --------  -------
Total securities                     37,799    2,232  7.14%    40,133    2,509  7.33%    42,642    2,372   6.39%
Loans (net of unearned income):
   Taxable(2)                       162,527   14,442  8.89%   143,960   13,073  9.08%   119,470   10,859   9.09%
   Tax-exempt (1)                       889       60 10.26%     1,145       79 10.48%     1,846      138  11.33%
                                   --------  -------         --------  -------         --------  -------
Total loans                         163,416   14,502  8.89%   145,105   13,152  9.09%   121,316   10,997   9.12%
Federal funds sold and
repurchase agreements                 3,690      116  3.17%        75        6  8.00%       975       40   4.10%
Interest-bearing deposits
in other banks                            0        0     0%         0        0     0%       284       14   4.93%
                                   --------  -------  ----   --------  -------  ----   --------  -------
Total earning assets                204,905   16,850  8.47%   185,313   15,667  8.71%   165,217   13,423   8.38%
Less: allowance for loan losses      (2,403)                   (2,324)                   (2,137)
Total nonearning assets              30,787                    28,066                    24,349
                                   --------                  --------                  --------
Total assets                       $233,289                  $211,055                  $187,429
                                   --------                  --------                  --------

             AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES



                                                                         Year Ended December 31,
                                                                         -----------------------
                                                   2001                            2000                            1999
                                                   ----                            ----                            ----
                                                  Annual                          Annual                          Annual
                                      Average    Income/    Yield/    Average    Income/    Yield/    Average    Income/    Yield/
                                      Balance    Expense      Rate    Balance    Expense      Rate    Balance    Expense      Rate
                                      -------    -------    ------    -------    -------    ------    -------    -------    ------
                                                                          (Dollars in thousands)
Liabilities and Shareholder's Equity:
Interest-bearing deposits:
   Checking                           $ 57,893     $1,385    2.39%    $ 52,221     $1,798    3.44%    $ 50,065     $1,654    3.30%
   Regular savings                      10,393        203    1.95%      10,172        275    2.70%      10,955        282    2.57%
   Money market savings                  4,289        105    2.45%       3,860        113    2.93%       4,464        129    2.89%
Certificates of deposit:
$100,000 and over                       27,649      1,477    5.34%      21,543      1,353    6.28%      14,326        681    4.75%
Under $100,000                          72,381      3,963    5.48%      68,284      3,894    5.70%      63,159      3,232    5.12%
                                      --------     ------             --------     ------             --------     ------
Total interest-bearing deposits        172,605      7,133    4.13%     156,080      7,433    4.76%     142,969      5,978    4.18%
Federal funds purchased                  7,219        347    4.81%       5,745        396    6.89%       2,737        149    5.44%
Other borrowings                           808         44    5.45%         835         42    5.03%         858         47    5.48%
                                      --------     ------             --------     ------             --------     ------
   Total interest-bearing liabilities  180,632      7,524    4.17%     162,660      7,871    4.84%     146,564      6,174    4.21%

Noninterest bearing liabilities:
   Demand deposits                      30,044                          28,734                          23,996
   Other liabilities                     3,514                           2,956                           1,530
                                      --------                        --------                        --------
Total liabilities                      214,190                         194,350                         172,090
Shareholders' equity                    19,099                          16,705                          15,339
Total liabilities and shareholders'
   equity                             $233,289                        $211,055                        $187,429
                                      --------                        --------                        --------
Net interest income/yield                          $9,326    4.80%                 $7,796    4.46%                 $7,249    4.64%
Interest rate spread                                         4.30%                           3.87%                           4.17%

1) Yields are reported on a taxable equivalent basis assuming a federal ax rate of 34%.
2)   Includes non-accrual loans.

                                     TABLE 2
                            VOLUME AND RATE ANALYSIS

          The following table analyzes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates. Nonaccruing loans are included in average loans outstanding.

                                                                        Year Ended December 31,
                                                                        -----------------------
                                            2001 vs.2000                     2000 vs. 1999                    1999 vs. 1998
                                         Increase (Decrease)              Increase (Decrease)              Increase (Decrease)
                                      Due to Changes in:(1)(2)         Due to Changes in:(1)(2)         Due to Changes in:(1)(2)
                                      ------------------------         ------------------------         ------------------------
                                    Volume      Rate       Total     Volume      Rate       Total     Volume      Rate       Total
                                    ------      ----       -----     ------      ----       -----     ------      ----       -----
                                                                            (In thousands)
Earning Assets:
Securities:
   Taxable                         $   (215)  $   (123)  $   (338)  $   (255)  $    238   $    (17)  $   (285)  $     87   $   (198)
   Tax-exempt                            48         13         61         99         55        154         79          0         79
Loans:
  Taxable                             1,686       (317)     1,369      2,226        (12)     2,214      1,420       (523)       897
  Tax-exempt                            (17)        (2)       (19)       (52)        (7)       (59)       (55)       (12)       (67)
Federal funds sold                      288       (178)       110        (37)         3        (34)       (33)       (16)       (49)
Interest-bearing deposits in other
  banks                                   0          0          0        (14)         0        (14)        (3)         1         (2)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
Total earning
         assets                    $  1,790   $   (607)  $  1,183   $  1,967   $    277   $  2,224   $  1,123   $   (463)  $    660
                                   --------   -------------------   --------   --------   --------   --------   --------   --------

Interest-Bearing Liabilities:
   Interest checking               $    195   $   (608)  $   (413)  $     71   $     73   $    144   $    727   $    199   $    926
   Regular savings                        6        (78)       (72)        13        (20)        (7)       (35)       (15)       (50)
   Money market savings                  12        (20)        (8)       (17)         1        (16)       (50)         1        (49)
Time deposits:
      CDS $100,000 or more              383       (259)       124        342        330        672       (128)       (88)      (216)
      CDS Other                         233       (164)        69        262        400        662       (378)      (322)      (700)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
Total interest-bearing deposits         829     (1,129)      (300)       671        784      1,455        136       (255)       (89)
Federal funds purchased                 101       (150)       (49)       163         84        247        114         (1)       113
Other borrowing                           1          1          2         (1)        (4)        (5)        (1)        (1)        (2)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
Total interest-bearing liabilities $    931   $ (1,278)  $   (347)  $    833   $    864   $  1,697   $    249   $   (227)  $     22
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
Change in net interest income:     $    859   $    671   $  1,530   $  1,134   $   (587)  $    547   $    874   $   (236)  $    638
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------

(1) The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The combined effect of changes in both volume and rate that cannot be separately identified has been allocated proportionately to the change due to volume and change due to rate.

                                     TABLE 3
                    SECURITIES HELD FOR RESALE AND INVESTMENT
                     MATURITY DISTRIBUTION AND AVERAGE YIELD

                                                           December 31,
                                            2001               2000               1999
                                            ----               ----               ----
Book Value:                                               (In thousands)
U.S. Government securities...............  $17,701            $21,054           $24,199
State and political subdivisions.........   15,152             15,110            13,571
Other securities.........................    2,488              2,552             2,555
                                           -------            -------           -------
   Total securities......................  $35,341            $38,716           $40,325


                                      Maturities of Securities Held at December 31, 2001
                                                                     Over Ten
                                     One         One       Five      Years and
                                     Year      to Five    to Ten       Equity
                                    or Less     Years      Years     Securities     Total
                                    -------     -----      -----     ----------     -----
                                                  (Dollars in thousands)
State and Political Subdivisions:
   Book value                           852        708      2,517       11,075     15,152
   Market value                         913        682      2,611       11,450     15,656
Weighted average yield(1)             10.50%      8.35%      8.18%        8.28%      8.40%
Corporate Debt Securities:
   Book value                            --      1,539          0           --      1,539
   Market value                          --      1,551          0           --      1,551
   Weighted average yield(1)              0%      6.71%         0%           0%      6.71%
Mortgage Backed Securities:
   Book value                         3,717     12,737      1,247           --     17,701
   Market value                       3,772     12,926      1,267           --     17,965
Weighted average yield(1)              7.81%      6.68%      7.99%           0%      7.01%
Other Securities:
   Book Value                            --         --         --          949        949
   Market Value                          --         --         --          949        949
Weighted Average Yield(1)                 0%         0%        --%        5.07%      5.07%
Total Securities:
   Book value                       $ 4,569    $14,984    $ 3,764      $12,024    $35,341
   Market value                       4,685     15,759      3,878       12,399     36,121
   Weighted average yield(1)           8.30%      6.74%      7.87%        8.10%      7.55%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

                                     TABLE 4
             LOAN PORTFOLIO AND MATURITY SCHEDULE OF SELECTED LOANS
                             AS OF DECEMBER 31, 2001

                                                     December 31,
                                                     ------------
                                                     (In thousands)
                                    2001       2000       1999       1998       1997
                                    ----       ----       ----       ----       ----
Commercial                        $ 84,398   $ 76,315   $ 62,100   $ 49,058   $ 43,370
Real estate mortgage                46,605     41,674     36,955     33,003     38,946
Real estate construction             7,947      5,464      2,794      5,468      2,900
Consumer                            28,192     31,792     26,832     21,379     16,268
Participations with other banks      1,608      2,378      2,691      1,610      1,946
Other                                  265        833      1,521        928        409
                                  --------   --------   --------   --------   --------
         Total                    $169,015   $158,456   $132,893   $111,446   $103,839

         For the accompanying notes addressing the loan portfolio, see "Note 3. Loans" on page 14 of the Annual Report to Shareholders which is incorporated by reference herein (attached as Exhibit 13 to this Form 10-KSB).

         The maturity distribution and rate sensitivity of certain categories of loans as of December 31, 2001 is presented below. Management considers the liquidity of CFS to be adequate. Sufficient assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. In addition, secondary sources are available through the use of borrowed funds. See Table 10 at page 22.

                             1 Year or Less        1-5 Years           Over 5 Years
                             --------------        ---------           ------------
                             Fixed Variable     Fixed Variable       Fixed Variable
                             Rate      Rate      Rate     Rate       Rate      Rate
                             ----      ----      ----     ----       ----      ----
                                            (Dollars in thousands)
Commercial and other       $ 5,725   $48,651   $ 6,802   $19,221   $ 3,442   $   823
Real estate-construction         0       574         0     7,373         0         0
Real estate mortgage         4,475    12,787     6,829    14,584     7,663       267
Consumer installment         6,177     4,093     6,481       570    10,837        34
                           -------   -------   -------   -------   -------   -------
   Total                   $16,377   $66,105   $20,112   $41,748   $21,942   $ 1,124
                           -------   -------   -------   -------   -------   -------

                                     TABLE 5
                                  RISK ELEMENTS

       Risk elements associated with the loan portfolio are presented below. CFS places a loan on nonaccrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of principal and interest is doubtful. Chesapeake's policy is to place loans on nonaccrual status if principal or interest is past due for 90 days or more unless the debt is both well secured and in the process of being collected.

                                              December 31,
                                              ------------
                                          (Dollars in thousands)

                                    2001     2000       1999      1998    1997
                                    ----     ----       ----      ----    ----
Nonaccrual loans(1)            $     822   $  563   $    155   $   202  $  581

Restructured loans                     0        0          0         0       0

Foreclosed properties                 45      175        185       185     245
                               ---------   ------   --------   -------  ------

Total nonperforming
  Assets                       $     867   $  738   $    340   $   387  $  826
                               ---------   ------   --------   -------  ------

Loans past due 90+ days and
  accruing interest            $      22   $   28   $      4   $     4  $   14

Allowance for loan losses
  to period end loans                1.5%     1.3%       1.7%      1.8%    1.7%
Allowance for loan losses to
  nonaccrual loans                 309.0%   377.6%   1,449.1%    999.7%  299.5%

Nonperforming assets to
  period-end loans and
  foreclosed properties             0.51%    0.47%      0.26%     0.35%   0.80%

Net charge-offs (recoveries)
  to average loans                  0.17%    0.37%     (0.02%)    0.32%  (0.01%)


       (1) During 2001, approximately $91,000 in additional interest income would have been recorded if CFS's nonaccrual loans had been current and in accordance with original terms.

       (2) There were no troubled debt restructurings in 2001, 2000, 1999, 1998, or 1997. The Bank expects to charge off $637,926 in problem loans (fully reserved at December 31, 2001). These loans present potential risk of non-payment and are not included in the numbers above. The Bank expects to collect all other payments due. See the discussion on page 31 of the 2001 Annual Report to Shareholders and Note 3 to the Financial Statements contained therein for additional information on the risk elements associated with the loan portfolio.

       (3) As of December 31, 2001, performing loans totaling approximately $9.6 million were identified as potential problem loans through internal loan review systems and procedures. The Bank has specifically reserved for potential losses in these loans as of year-end.

       Loan Concentrations: The Bank has no concentration of credit that exceeds 10% of gross loans, except individual consumer.

                                     TABLE 6
                       SUMMARY OF ALLOWANCE FOR LOAN LOSS

The following table shows Chesapeake's loan loss and recovery experience for the past five years.

Chesapeake tries to maintain an allowance for loan loss that represents an estimate of all losses estimated in the Bank's loan portfolio. To achieve this goal, the loan loss provision must be sufficient to cover charged-off loans plus growth in the loan portfolio. The loan loss provision is a charge against earnings necessary to maintain the allowance for loan losses at management's targeted level. In considering the provision for loan loss, an evaluation of the loan portfolio is conducted. Loans in non-accrual status and loans past due over ninety days are considered in this evaluation as well as other loans CFS feels may be a potential loss. The status of non-accrual and past due loans varies from quarter to quarter based on seasonality and cash flow of customers.

                                                            Year ended December 31,
                                                            -----------------------
                                                2001      2000       1999        1998      1997
                                                ----      ----       ----        ----      ----
                                                              (Dollars in thousands)
Balance, beginning of period                  $ 2,125    $ 2,254    $ 2,024    $ 1,740    $ 1.653

Loans charged off:
  Commercial                                     (278)      (532)        (8)      (330)       (29)
  Real estate construction                          0          0          0          0          0
  Real estate mortgage                            (20)       (57)         0          0         (3)
  Consumer                                        (32)       (23)       (19)       (25)       (10)
                                              -------    -------    -------    -------    -------

Total loans charged off                          (330)      (612)       (27)      (355)       (42)
                                              -------    -------    -------    -------    -------

Recoveries of loans previously charged off:

  Commercial                                       45          2         27          0         35
  Real estate - construction                        0          0          0          0          0
  Real estate - mortgage                            2          1          0          7          0
  Consumer                                          2         75         19         12         19
                                              -------    -------    -------    -------    -------

Total recoveries                                   49         78         46         19         54
                                              -------    -------    -------    -------    -------

Net loans(charged off)recovered                  (281)      (534)        19       (336)        12

Provision for loan losses                         697        405        211        620         75
                                              -------    -------    -------    -------    -------

Balance, end of period                        $ 2,541    $ 2,125    $ 2,254    $ 2,024    $ 1,740
                                              -------    -------    -------    -------    -------

                                     TABLE 7
                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

     The following table provides a breakdown of the allowance for loan losses by major categories of Chesapeake's loan portfolio.

                                 2001                  2000                 1999                   1998                  1997
                                                   Percent of loans in each category
                           Amount   % of Loans   Amount  % of Loans   Amount   % of Loans   Amount   % of Loans  Amount   % of Loans
                           ------   ----------   ------  ----------   ------   ----------   ------   ----------  -------  ----------
                                                        (Dollars in thousands)
Commercial                 $1,536        49.9%   $1,236       48.2%   $1,559        46.7%   $1,233        44.1     $  366      39.3%
Real estate construction        0         4.6         0        3.4         0         2.1         0         4.9          0       2.8
Real estate mortgage          508        27.7       482       26.3       408        27.8       463        29.6      1,154      37.5
Consumer                      422        16.6       364       20.1       264        20.2       299        19.2        220      15.7
Other                          75         0.2        43        0.5        23         1.1        29         0.8          0       0.4
Participations                  0         1.0         0        1.5         0         2.1         0         1.4          0       4.3
                           ------       -----    ------      -----    ------       -----    ------       -----     ------     -----

Total                      $2,541       100.0%   $2,125      100.0%   $2,254       100.0%   $2,024       100.0%    $1,740     100.0%
                           ------       -----    ------      -----    ------       -----    ------       -----     ------     -----

                                     TABLE 8
                                    DEPOSITS

         The average balance and rates for certain categories of deposits for the last three years are shown in the following table:

                                                                Year ended December 31,
                                                                -----------------------
                                              2001                       2000                    1999
                                              ----                       ----                    ----
                                       Average    Average         Average    Average      Average     Average
                                       Balance     Rate           Balance     Rate        Balance      Rate
                                       -------     ----           -------     ----        -------      ----
                                                               (Dollars in thousands)
Non-interest bearing
  demand deposits                     $ 30,044                    $ 28,734                $ 23,996
                                      --------                    --------                --------

Interest bearing deposits:
  Interest checking                     57,893      2.39%           52,221     3.44%        50,065    3.30%
  Regular savings                       10,393      1.95            10,172     2.70         10,955    2.57
  Money market savings                   4,289      2.45             3,860     2.93          4,464    2.89

Time deposits:
  Certificates of deposit
  $100,000 or more                      27,649      5.34            21,543     6.28         14,326    4.75

  Other certificates
  of deposit                            72,381      5.48            68,284     5.70         63,159    5.12
                                      --------                    --------                --------

Total interest bearing
  deposits                             172,605      4.13           156,080     4.76        142,969    4.18
                                      --------                    --------                --------

Total deposits                        $202,649      3.52%         $184,814     4.02%       166,965    3.58%
                                      --------                    --------                --------

      Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2001 were:

                                      2001
                                      ----
                             (Dollars in thousands)

              3 months or less       $11,810
              3 - 6 months             4,165
              6 - 12 months            3,226
              Over 12 months           7,465
                                     -------
                 Total               $26,666

                                     TABLE 9
                           RETURN ON EQUITY AND ASSETS

         The ratio of net income to average total assets and average shareholders' equity and certain other ratios for the periods indicated are as follows:

                                                   Year ended December 31,
                                                   -----------------------
                                                 2001       2000        1999
                                                 ----       ----        ----

             Return on average assets             1.13%      1.06%       1.10%

             Return on average equity            13.82%     13.34%      13.44%

             Dividend payout ratio               21.22%     22.10%      19.73%

             Average equity to average assets     8.19%      7.91%       8.18%


                                    TABLE 10
                              SHORT TERM BORROWING

         The Bank periodically borrows funds through federal funds from its correspondent banks, through securities sold under agreements to repurchase, through the Federal Home Loan Bank of Atlanta, and through the discount window at the Federal Reserve Bank of Richmond. The borrowings generally mature daily for cash flow requirements, however, short term borrowing may extend to 18 months. The borrowed amounts and their corresponding rates during 2001, 2000 and 1999 are presented below:

                                                   Year ended December 31,
                                                   -----------------------
                                                 2001       2000        1999
                                                 ----       ----        ----
                                                     (Dollars in thousands)

Average daily amount outstanding                $ 7,219     $ 5,745     $2,737

Average interest rate                              4.81%       6.89%      5.44%

Maximum outstanding at any month end            $11,400     $11,100     $9,000

Balance at end of period                        $10,000     $ 9,500     $4,800

                                    TABLE 11
                          INTEREST SENSITIVITY ANALYSIS

                                              December 31, 2001
                                              -----------------
                              Within       90-365      1 to 5        Over
                              90  Days      Days       Years       5 Years     Total
                              --------     ------      -----       -------     -----
                                            (Dollars in thousands)
Earnings Assets:
Loans (2)                    $ 49,150    $ 35,731     $ 61,067    $ 23,068    $169,016
Securities & Time
 Deposits with
 other banks                    2,228       5,305       11,513      17,074      36,120
Federal funds sold
 and other short-
 term investments(3)           19,521          --           --          --      19,521
                             --------    --------     --------    --------    --------
Total interest
 earning assets

                             $ 70,899    $ 41,036     $ 72,580    $ 40,142    $224,657
                             --------    --------     --------    --------    --------

Interest-Bearing
 Liabilities:
Interest checking,
 savings and money
 market savings(4)           $  4,990    $ 10,712     $ 67,644    $     --    $ 83,346
Certificates of
 deposit:
   $100,000 and over           11,810       7,391        7,465          --      26,666
   Under $100,000              26,259      21,214       20,741          --      68,214
Federal funds
 purchased and
 securities sold
 under agreements
 to repurchase                      0       7,500        2,500          --      10,000
Other borrowing                     6          21          121         644         792
                             --------    --------     --------    --------    --------
Total interest-
bearing liabilities          $ 43,065    $ 46,838     $ 98,471    $    644    $189,018
                             --------    --------     --------    --------    --------

Period gap                   $ 27,834    $ (5,802)    $(25,891)   $ 39,498    $ 35,639

Cumulative gap                           $ 22,032     $ (3,859)   $ 35,639
Ratio of cumulative
 gap to total
 earning assets(4)              12.39%       9.81%       -1.72%      15.86%

(1) The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.

(2) Includes nonaccrual loans.

(3) Includes cash management accounts

(4) The Bank's Asset Liability Management Committee has found that interest bearing checking accounts and regular saving accounts are generally not sensitive to changes in interest rates. However, current interest rate levels have warranted placing approximately 6.0% of these balances in the 90 day category.

(5) The Bank's Asset Liability Management Committee monitors interest rate risk using gap analysis and rate shock - market value - duration analysis using regulatory guidelines. The relative risk to earnings based on the gaps in the table above is considered reasonable by management and is within limits established by the Board of Directors.

                                    TABLE 12
                              ANALYSIS OF CAPITAL *

                                             December 31,
                                         2001           2000
                                         ----           ----
                                        (Dollars in thousands)

      Tier 1 Capital:
        Common stock                    $  6,277    $  6,149
        Additional paid in capital           230         154
        Retained earnings                 13,553      11,473
        Less:  Goodwill                        0           0
                                        --------    --------
        Total Tier 1 capital            $ 20,060    $ 17,776


      Tier 2 Capital:
        Allowance for loan losses          2,457       2,272
        Allowable long-term debt               0           0
                                        --------    --------
        Total Tier 2 Capital               2,457       2,272
        Total risk-based capital        $ 22,517    $ 20,048
                                        --------    --------

      Risk weighted assets              $196,040    $180,199

      Capital Ratios:
      Tier 1 risk-based capital ratio       10.2%        9.8%

      Total risk-based capital ratio        11.5        11.0

      Tier 1 capital to average
         adjusted total assets               8.4         8.1

* See the captioned "Note 17 Minimum Regulatory Capital Requirements" which is included in Exhibit #13 at page 25, The Annual Report to Shareholders was filed with the Commission on March 6, 2002.

                                 PART I cont'd.

ITEM 2.  Description of Property
--------------------------------

      CFS owns one property at December 31, 2001 which was purchased on January 2, 1998 that is described in PART I, Item 1. The Bank, however, owns and leases properties as also described in PART 1, Item 1 of this report.

ITEM 3.  Legal Proceedings
--------------------------

      The Bank is currently not involved in any material legal proceeding other than ordinary litigation incidental to its business.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.  Market for Common Equity and Related Shareholder Matters
-----------------------------------------------------------------

         This information is included in the 2001 Annual Report to Shareholders at page 32 in the section captioned, "Dividend and Market Information".

ITEM 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         This information is included in the 2001 Annual Report to Shareholders at pages 30-34.

ITEM 7.  Financial Statements
-----------------------------

         This information is included in the 2001 Annual Report to Shareholders at pages 3-29.

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

         There have been no disagreements between the Company and its independent accountants for the past two years.

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
---------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         This information is incorporated herein by reference from the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders at pages 2 through 4 and page 8 thereof.

ITEM 10.  Executive Compensation
--------------------------------

         This information is incorporated herein by reference from the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders at pages 5 through 8 thereof.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         This information is incorporated herein by reference from the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders at pages 2 and 4 thereof.

ITEM 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         This information is incorporated herein by reference from the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders at page 8 thereof.

ITEM 13.  Exhibits and Reports on Form 8-K
------------------------------------------

   (a)  Exhibit Index:

       #3   (i)Articles of Incorporation and (ii) Bylaws. Incorporated by
               reference to Exhibits 3.1 and 3.2 of previously filed Registration Statement on Form S-18, Registration No. 33- 27825, dated May 15, 1989, as amended.

       #10 Material Contracts. Exhibits 10.1 - 10.3 are incorporated by reference to Exhibit 10 to previously filed Registration Statement on Form S-18, Registration No. 33- 27825, dated May 15, 1989, as amended.

            10.1   Employee Stock Ownership Plan

            10.2   Douglas D. Monroe, Jr. Deferred Compensation Agreement

            10.3   Thomas B. Denegre, Jr. Deferred Compensation Agreement

            10.4 John H. Hunt, II Employment Agreement (filed with the December 1997 10KSB)

       #13  Annual Report to Security Holders is filed herewith

       #21  Subsidiaries of the Registrant is filed herewith.

       #22  None

   (b) Reports on Form 8-K. No reports were filed by the registrant during the fourth quarter of 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                            CHESAPEAKE FINANCIAL SHARES, INC.

Date:  March 26, 2002                       By /s/ Douglas D. Monroe, Jr.
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

/s/ Douglas D. Monroe, Jr.                     March 26, 2002
    ----------------------
         Douglas D. Monroe, Jr.
         Chairman of the Board and
         Chief Executive Officer

/s/      T. Nash Broaddus                      March 26, 2002
         ---------------------------
         T. Nash Broaddus, Director

/s/      Eugene S. Hudnall                     March 26, 2002
         -----------------
         Eugene S. Hudnall, Director

/s/      Katherine W. Monroe                   March 26, 2002
         -------------------
         Katherine W. Monroe, Director

/s/      Bruce P. Robertson                    March 26, 2002
         ------------------
         Bruce P. Robertson, Director

/s/      William F. Shumadine, Jr.             March 26, 2002
         -------------------------
         William F. Shumadine, Jr., Director

/s/      Robert L. Stephens                    March 26, 2002
         ------------------
         Robert L. Stephens, Director

/s/      Jeffrey M. Szyperski                  March 26, 2002
         --------------------
         Jeffrey M. Szyperski, Director