Form 10-Q
period 2002-03-31
CHESAPEAKE FINANCIAL SHARES INC
filed 2002-05-10
CIK 847538

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

       [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                                 --------------

       [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________ to __________


                         Commission file number 0-18543

                        CHESAPEAKE FINANCIAL SHARES, INC.
                        ---------------------------------

             (Exact name of registrant as specified in its charter)

                Virginia                                  54-1210845
                --------                                  ----------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

                 97 N. Main St., Kilmarnock, VA             22482
             -------------------------------------------------------

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2002.

        Class                                         Outstanding at May 1, 2002
     ----------                                       --------------------------

     Common Stock, voting, $5.00 par value                             1,284,198
     Common Stock, non-voting, $5.00 par value                                 0

                             CHESAPEAKE FINANCIAL SHARES, INC.

                                        FORM 10-QSB

                                           INDEX
                                           -----

                               PART I - FINANCIAL INFORMATION

                                                                                        Page
                                                                                        ----
         Item 1.   Financial Statements                                                  1-6

                Consolidated Balance Sheets
                March 31, 2002 and December 31, 2001 ...............................     1-2

                Consolidated Statements of Earnings
                Three months ended March 31, 2002 and 2001 .........................       3

                Consolidated Statements of Cash Flows
                Three months ended March 31, 2002 and 2001 .........................       4

                Consolidated Statement of Changes in Stockholder's Equity
                Three months ended March 31, 2001 ..................................       5

                Consolidated Statement of Changes in Stockholder's Equity
                Three months ended March 31, 2002 ..................................       6

                Notes to Consolidated Financial Statements .........................       7

         Item 2.   Management's Discussion and Analysis of Financial
                Condition or Plan of Operations ....................................    8-12

                                PART II - OTHER INFORMATION

                Item 1.   Legal Proceedings ........................................      13

                Item 2.   Changes in Securities ....................................      13

                Item 3.   Defaults Upon Senior Securities ..........................      13

                Item 4.   Submission of Matters to a Vote of Security Holders ......      13

                Item 5.   Other Information ........................................      13

                Item 6.   Exhibits and Reports on Form 8-K .........................      14

                Signatures .........................................................      15

PART I. Item 1. - FINANCIAL INFORMATION

Chesapeake Financial Shares, Inc.                                     March 31,       December 31,
Consolidated Balance Sheets                                              2002             2001
--------------------------------------------------------------------------------------------------
                        ASSETS                                               (Unaudited)
Cash and due from banks .........................................   $ 12,625,224    $  12,298,550
Federal Funds Sold ..............................................     14,712,000        7,674,000
Securities available for sale
   U.S. Government agencies (book value of $17,808,662
   -2002 and $17,700,819-2001) ..................................     17,983,123       17,965,367
  Obligations of state and political subdivisions (book value
   of $15,779,249-2002 and $15,151,912-2001) ....................     16,305,373       15,655,638
  Other Securities (book value $2,284,710-2002 and
   $2,488,027-2001 ..............................................      2,387,618        2,499,350

Loans ...........................................................    171,544,918      169,015,349
Less: Allowance for loan losses .................................     (2,575,144)      (2,540,577)
                                                                    -----------------------------
   Net loans ....................................................    168,969,774      166,474,772

Bank premises and equipment, net ................................      7,418,571        6,985,214
Accrued interest receivable .....................................      1,272,343        1,288,705
Business Manager Assets .........................................     11,930,859       10,882,704
Other assets ....................................................      5,853,964        3,279,369
                                                                    -----------------------------
   Total assets .................................................   $259,458,849    $ 245,003,669
                                                                    =============================


See accompanying notes to consolidated financial statements.

                                    Page: 1

PART I. Item 1. - FINANCIAL INFORMATION

Chesapeake Financial Shares, Inc.                                March 31,     December 31,
Consolidated Balance Sheets                                         2002           2001
--------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                    (Unaudited)

Deposits
   Noninterest bearing deposits ............................   $  33,621,607   $ 33,592,404
   Savings and interest bearing deposits ...................      87,282,792     83,345,883
   Certificates of deposit .................................     103,401,301     94,879,030
                                                               ----------------------------
     Total deposits ........................................     224,305,700    211,817,317

Federal funds purchased and FHLB advances ..................      11,000,000     10,000,000
Accrued interest payable ...................................         253,686        255,482
Other liabilities ..........................................       1,767,223      1,564,010
Note payable ...............................................         784,202        791,922
                                                               ----------------------------
     Total liabilities .....................................     238,110,811    224,428,731

Commitments and contingent liabilities                                     0              0

Shareholders' equity
   Preferred stock, par value $1 per share; authorized
   50,000 shares; none outstanding .........................               0              0
   Common stock, voting ....................................       6,420,990      6,276,990
   Common stock, non-voting ................................               0              0
                    voting            non-voting
              3/31/02   12/31/01   3/31/02 12/31/01
              -------   --------   ------- --------
Shares auth. 2,000,000 2,000,000   635,000  635,000
Shares o/s.. 1,284,198 1,255,398         0        0
Paid in capital ............................................         320,383        229,948
Accumulated other comprehensive income .....................         530,305        514,534
Retained earnings ..........................................      14,076,360     13,553,466
                                                               ----------------------------
     Total shareholders' equity ............................      21,348,038     20,574,938
                                                               ----------------------------
     Total liabilities and shareholders' equity ............   $ 259,458,849   $245,003,669
                                                               ============================


See accompanying notes to consolidated financial statements.

                                    Page: 2

PART I. Item 1. - FINANCIAL INFORMATION (cont'd.)

Chesapeake Financial Shares, Inc.                         Three Months Ended
Consolidated Statements of Earnings                           March 31,
                                                         2002           2001
-------------------------------------------------------------------------------
         Interest Income                                     (Unaudited)

Interest and fees on loans ......................... $ 3,250,215    $ 3,689,164
Interest on federal funds sold .....................      52,478            494
Interest on time deposits with banks ...............       1,748          7,632
Interest on U.S. Agency Obligations ................     289,991        354,853
Interest on obligations of state and political
  subs .............................................     220,833        236,563
                                                     -----------    -----------
     Total interest income .........................   3,815,265      4,288,706

         Interest Expense

Interest on savings and interest bearing deposits ..     335,637        493,268
Interest on certificates of deposit ................     979,937      1,528,807
Interest on federal funds purchased ................      61,553        127,480
Other interest expense .............................      10,854         11,266
                                                     -----------    -----------
     Total interest expense ........................   1,387,981      2,160,821
                                                     -----------    -----------
Net interest income ................................   2,427,284      2,127,885
Provision for loan losses ..........................     199,999        195,000
                                                     -----------    -----------
Net interest income after provision for loan
  losses ...........................................   2,227,285      1,932,885
                                                     -----------    -----------

         Noninterest Income

Income from fiduciary activities ...................     240,932        219,669
Service charges on deposit accounts ................     193,668        197,225
Securities (losses) - net ..........................      (2,405)        (1,625)
Merchant card income ...............................     216,737        194,944
ATM income .........................................      67,977         55,386
Cash  management income ............................     583,782        436,721
Other income .......................................     165,739        150,066
                                                     -----------    -----------
     Total noninterest income ......................   1,466,430      1,252,386
                                                     -----------    -----------

         Noninterest Expense

Salaries ...........................................   1,031,248        890,852
Employee benefits ..................................     237,808        217,290
Occupancy expenses .................................     506,019        383,545
Merchant card expense ..............................     180,048        161,111
ATM expense ........................................      71,275         58,375
Cash management expense ............................      97,250        147,452
Other expenses .....................................     661,934        508,555
                                                     -----------    -----------
     Total noninterest expense .....................   2,785,582      2,367,180
                                                     -----------    -----------
Income before income taxes .........................     908,133        818,091
Income taxes .......................................     233,901        196,187
                                                     -----------    -----------
     Net income .................................... $   674,232    $   621,904
                                                     ===========    ===========

Earnings per share, basic .......................... $      0.54    $      0.51
Earnings per share, assuming dilution .............. $      0.53    $      0.49
Dividends per share ................................ $      0.12    $      0.11


See accompanying notes to consolidated financial statements.

                                    Page: 3

PART I. - FINANCIAL INFORMATION (cont'd.)

Chesapeake Financial Shares, Inc.                                           Three Months Ended
Consolidated Statements of Cash Flows                                           March 31,
                                                                          2002            2001
-------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
         Cash flows from operating activities:
Net income .........................................................  $    674,232    $    621,904
Adjustments to reconcile net income to net cash provided by
  (used for) operating activities:
  Depreciation and amortization ....................................       274,427         229,516
  Provision for loan losses ........................................       199,999         195,000
  Provision for cash management account losses .....................        39,841          60,000
  (Accretion) of discount and amortization of premiums, net ........       (49,224)         67,899
  Net loss on sale of securities ...................................         2,405           1,625
  Changes in assets and liabilities:
  Decrease (increase) in accr. interest receivable .................        16,362         (78,115)
  Decrease (increase) in other assets ..............................    (2,582,719)        545,813
  Increase (decrease) in accrued interest payable ..................        (1,796)        (30,097)
  Increase (decrease) in other liabilities .........................       203,213         169,222
                                                                      ----------------------------
Net cash provided by (used for) operating activities ...............    (1,223,260)      1,719,767
                                                                      ----------------------------

         Cash flows from investing activities:

Purchases of securities available for sale .........................    (5,006,773)       (994,798)
Proceeds from sale of securities available for sale ................       673,524       1,040,000
Proceeds from maturities of securities available for sale ..........     3,848,204         958,955
Origination of loans available for sale ............................    (5,319,300)     (1,552,300)
Proceeds from sale of loans available for sale .....................     5,319,300       1,552,300
Net (increase) decrease in loans outstanding .......................    (2,695,001)     (4,225,759)
Net (increase) decrease in business manager assets .................    (1,087,996)     (1,454,955)
Other capital expenditures .........................................      (707,784)        (91,392)
                                                                      ----------------------------
Net cash provided by (used for) investing activities ...............    (4,975,826)     (4,767,949)
                                                                      ----------------------------

         Cash flows from financing activities:

Net increase (decrease) in demand accounts, interest bearing demand
  deposit accounts and savings deposits ............................     3,966,112      (4,904,086)
Net increase (decrease) in certificates of deposit .................     8,522,271       1,002,564
Net increase (decrease) in federal funds purchased .................     1,000,000      (2,100,000)
Cash dividends .....................................................      (151,338)       (135,714)
Proceeds from issuance of voting common stock ......................       234,435          26,250
Acquisition of voting common stock .................................             0          (9,150)
Curtailment of long-term borrowings ................................        (7,720)         (7,308)
                                                                      ----------------------------
Net cash provided by (used for) financing activities ...............    13,563,760       3,680,728
Net (decrease) increase in cash and federal funds sold .............     7,364,674         632,546
Cash and federal funds sold at beginning of period .................    19,972,550       8,965,457
                                                                      ----------------------------
Cash and federal funds sold at end of period .......................  $ 27,337,224    $  9,598,003
                                                                      ============================


See accompanying notes to consolidated financial statements.


                                     Page: 4

                  Statement of Changes in Stockholder's Equity
                        Chesapeake Financial Shares, Inc.
                        Three Months Ended March 31, 2001
                                   (unaudited)

                                                                                           Accumulated                 Additional
                                                              Comprehensive    Retained    Other Compr.      Common     Paid-In
                                                  Total          Income        Earnings       Income         Stock      Capital
                                               ------------   -------------  ------------  ------------   -----------  ----------
Beginning balance                              $ 18,330,317   $              $ 11,473,316  $    554,280   $ 6,149,200  $  153,521

Comprehensive Income:
         Net Income                                 621,904         621,904       621,904
         Other comprehensive
              income, net of tax:
                Unrealized gain on securities
                  available for sale; net of        201,150         201,150                     201,150
                  deferred income taxes of
                  $103,107                     ------------   -------------                ------------

         Total comprehensive income,
              net of tax:                                     $     822,054
                                                              =============

Acquisition of common stock                          (9,150)                                                   (3,000)     (6,150)
Issuance of common stock                             26,250                                                    21,600       4,650
Dividends declared                                 (135,713)                     (135,713)
                                               ------------                  ------------  ------------   -----------  ----------

Ending balance                                 $ 19,033,757                  $ 11,959,506  $    754,430   $ 6,167,800  $  152,021
                                               ============                  ============  ============   ===========  ==========

                  Statement of Changes in Stockholder's Equity
                        Chesapeake Financial Shares, Inc.
                        Three Months Ended March 31, 2002
                                   (unaudited)

                                                                                             Accumulated                  Additional
                                                            Comprehensive     Retained       Other Compr.      Common      Paid-In
                                               Total           Income         Earnings          Income         Stock       Capital
                                            ------------    -------------   ------------     ------------   ------------  ----------
Beginning balance                           $ 20,574,938                    $ 13,553,466     $    514,534   $  6,276,990  $  229,948

Comprehensive Income:
      Net Income                                 674,232     $    674,232        674,232
      Other comprehensive
        income, net of tax:
          Unrealized gain on securities
            available for sale; net of            15,771           15,771                          15,771
            deferred income taxes of
            $8,124
                                            ------------     ------------                    ------------
         Total comprehensive income,
              net of tax:                                    $    690,003
                                                             ============

Acquisition of common stock                            0                                                               0           0
Issuance of common stock                         234,435                                                         144,000      90,435
Dividends declared                              (151,339)                       (151,338)
                                            ------------                    ------------     ------------   ------------  ----------

Ending balance                              $ 21,348,037                    $ 14,076,360     $    530,305   $  6,420,990  $  320,383
                                            ============                    ============     ============   ============  ==========

PART I. Item 1. - FINANCIAL INFORMATION (cont'd.) 3/02-10QSB
Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1. Chesapeake Financial Shares, Inc. ("CFS) owns 100% of Chesapeake Bank (the "Bank") and Chesapeake Investment Group, Inc. The CFS conducts substantially all of its business activities through the Bank. The CFS also operates Chesapeake Investment Group, Inc. and its subsidiaries Chesapeake Financial Group, Inc., Chesapeake Insurance Agency, Inc., d/b/a Chesapeake Investment Services, and Chesapeake Trust Company. The Bank also is the 100% owner of CNB Properties, Inc. The consolidated financial statements include the accounts of CFS and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

2. The accounting and reporting policies of the registrant conform to accounting principles generally accepted in the United States of America and to the general practices within the industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included.

    These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant's 2001 Annual Report to Shareholders.

3. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. The potential common stock will not have a significant impact on net income.

                                                  March 31, 2002  March 31, 2001
                                                  --------------  --------------

Weighted average number of common shares, basic        1,258,118       1,231,126
Effect of dilutive stock options                          20,770          29,079
                                                  --------------  --------------
Weighted number of common shares and dilutive
   potential common stock used in diluted EPS          1,278,888       1,260,205
                                                  ==============  ==============

                                     Page: 7

PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 3/02-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
 Condition or Plan of Operation     (Unaudited)
--------------------------------------------------------------------------------

A.  Critical Accounting Policies

       The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, selected financial data appearing elsewhere within this report, and management's discussion and analysis are, to a large degree, dependent upon Chesapeake Financial Shares' accounting policies. The selection and application of these policies involve judgments, estimates and uncertainties that are susceptible to change.

       Presented below are discussions of those accounting policies that management believes are the most important (Critical Accounting Policies) to the portrayal and understanding of Chesapeake's finanancial condition and results of operations. These Critical Accounting Policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial conditions or results of operations is a reasonable likelihood.

       Allowance for Loan Loss - Chesapeake Bank's management maintains an allowance for loan loss that they feel represents a conservative estimate of potential losses in the Bank's loan portfolio. The methodology incorporates subjective factors into the evaluation of the adequacy of the ALLL such as:

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

       The lookback period for losses and recoveries was changed in 2001 from a 24 month history to a 15 month history in order to arrive at more accurate historical factors which reflect the effects of current economic conditions on the loan portfolio.

                                     Page: 8

PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 3/02-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
  Condition or Plan of Operation                   (Unaudited)
--------------------------------------------------------------------------------

B. Summary - liquidity and capital resources

         Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. Management's primary sources of liquidity continue to be federal funds sold, short term borrowings from Federal Home Loan Bank Atlanta, securities maturing within one year, and principal payments from mortgage securities. The repayment and sale of loans also provides liquidity. The total of federal funds sold, securities maturing within one year, and estimated principal payments on mortgage-backed securities within one year at March 31, 2002 was approximately $20,928,000, compared to $4,768,000 one year ago and $15,205,000 at December 31, 2001.

         The asset liquidity ratio at March 31, 2002 was 23.1%, compared with 17.7% one year ago. This ratio is arrived at by dividing net liquid assets (sum of total Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management believes that this asset liquidity ratio combined with liability liquidity through the Federal Home Loan Bank and other lenders represents a sufficient level of liquidity to meet cash needs.

         Management believes capital is adequate to meet current needs. Unencumbered capital (total capital net of accumulated other comprehensive income less intangibles plus reserves) as a percent of total adjusted assets (total assets less intangibles plus reserves) was 9.1% at March 31, 2002 and 9.3% at December 31, 2001, for CFS.

         Chesapeake Financial Shares and Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%. At March 31, 2002 and December 31, 2001 the bank's ratio of Tier 1 risk-based capital to risk-adjusted assets was 9.2% and 9.4%, respectively. Total risked based capital to risk weighted assets was 10.4% and 10.6% at March 31, 2002 and December 31, 2001, respectively. Tier one leverage capital was 7.5% and 7.7% at March 31, 2002 and December 31, 2001, respectively.

                                     Page: 9

PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 3/02-10QSB
Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
  Condition or Plan of Operation                   (Unaudited)
--------------------------------------------------------------------------------

C. Results of operations:

Earnings Summary:

         Net income was $674,232 for the three months ended March 31, 2002, compared with income of $621,904 for the same period in 2001. On a fully diluted per share basis, the net profit was $0.53 for the first three months of 2002. Earnings per share for the first quarter of 2001 were $0.49. Net interest income before provision increased $299,434 or 14.1% and noninterest income increased $214,044 or 17.1%. The Company experienced a net increase in noninterest expense (which includes other expense) of $418,402 or 17.7%.

Net Interest Income:

         Chesapeake Financial Shares' results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At March 31, 2002, the Company's interest-earning assets exceeded its interest-bearing liabilities by approximately $31.1 million, compared with $27.1 million excess one year ago.

         Net interest margins are 4.64% at March 31, 2002 compared to 4.55% at March 31, 2001. Unlike most of Chesapeake's peer group, margins increased during the falling rate environment of last year. Margins had generally improved during the first half of 2000, but then compression of margins actually occurred as rates continued upward through the end of 2000. Management expected margins to improve during the past year. If rates stay at current levels margins are expected to narrow.

         There has been significant growth in interest bearing deposits, savings accounts, and noninterest bearing deposits during the last year. There has been little growth in certificates of deposit. Deposits have been easier to attract during this falling rate environment and market uncertainty.

                                    Page: 10

           PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 3/02-10QSB Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)
--------------------------------------------------------------------------------

Provision for Loan Losses:

         The loan loss provision is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the credit quality and risk adverseness of the portfolio. Management makes a quarterly evaluation as to the adequacy of the current loan loss allowance. Management's detailed analysis as of March 31, 2002 supports the adequacy of the current loan loss level of $2.6 million.

         The loan loss allowance is 1.5% of gross loans as of March 31, 2002 and was also 1.5% of gross loans as of December 31, 2001.

Noninterest Income:

         Noninterest income is up 17.1% or $214,044 from the same period last year. Chesapeake Bank's Business Manager product generated $583,782 in gross revenue for the first three months ended March 31, 2002, compared to the same period last year of $436,721. Managed assets in the business manager program were $12,406,036 at March 31, 2002, and $10,964,328 at March 31, 2001. The
merchant card program has generated $21,793 or 11.2% more in gross revenue through March of this year than in the same period last year due. Income from fiduciary activities was up 9.7%, or $21,263, from one year ago due to increased business activity in Chesapeake Trust Company.

Noninterest Expenses:

         Other expenses are up 30.2%, or $153,379, over the same period last year due to start up expenses related to the new Gloucester office. Employee salary expense amounted to $1,031,248 and $890,852 for the three months ended March 31, 2002 and 2001, respectively. Occupancy expenses were up 31.9% or $122,474 from March 31, 2001 due primarily to incremental costs and depreciation on the new Gloucester office.

                                    Page: 11

          PART I. Item 2. - FINANCIAL INFORMATION (cont'd.) 3/02-10QSB Chesapeake Financial Shares, Inc.
Management's Discussion and Analysis of Financial
   Condition or Plan of Operation                   (Unaudited)
--------------------------------------------------------------------------------

Assets and Loans:

         At March 31, 2002, Chesapeake Financial Shares had total assets of $259.4 million, up 5.9% from $245.0 million at December 31, 2001 and up 13.4% from $228.8 million of one year ago. Management has budgeted for a 10.6% growth in total assets for 2002.

         Total loans (gross) at March 31, 2002 were $171.5 million, representing an increase of 1.5% from December 31, 2001, when loans were $169.0 million. Chesapeake Bank's loan quality is good as the following table shows. Management is confident that no serious delinquency trends are developing.

                                        3/31/02     12/31/01
                                        -------     --------

                Nonaccrual loans      $1,021,246   $  822,264
                90 days past due           2,499       21,551
                Restructured loans             0            0

                                      ----------   ----------
                Totals                $1,023,745   $  843,815

         Management is confident that no significant loss will be incurred as the Bank is well secured on these assets.

         Charged off loans through March 31, 2002, amounted to $167,622. Charged off loans through March 31, 2001 amounted to $3,032. Recoveries through March 31, 2002 were $2,190 as compared to $225 as of March 31, 2001.

         Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director's Loan Review Committee. There have been no material changes in the concentrations of credit within the past three months that would warrant above average additions to the allowance. The Bank's only concentrations of credit greater than 70% of capital are individual consumer (224% of capital) and residential real estate (73% of total capital). Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

         The Bank's Other Real Estate Owned (OREO) portfolio currently has no properties. The Bank has repossessed assets with a carrying value of $3,253.

         Deposits:

         Deposits were $ 224.3 million at March 31, 2002 and $211.8 million at December 31, 2001. Deposits were $200.0 million at March 31, 2001. The Bank's mix of deposit dollars has changed from March 31, 2001. While there was no significant increase in certificates of deposit (0.5%), there was a 24.3% increase in savings and interest bearing deposits and a 25.3% increase in noninterest bearing balances during the same period.

                                    Page: 12

PART II.  Item l. - OTHER INFORMATION 3/02-10QSB
Chesapeake Financial Shares, Inc.
Legal Proceedings
--------------------------------------------------------------------------------
None to report

PART II.  Item 2. - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Changes in Securities
--------------------------------------------------------------------------------
None to report.

PART II.  Item 3. - OTHER 1 INFORMATION
Chesapeake Financial Shares, Inc.
Default Upon Senior Securities
--------------------------------------------------------------------------------
None to report.

PART II.  Item 4. - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------
         Chesapeake Financial Shares' annual meeting of shareholders was held on Friday, April 5, 2002 in Irvington, Virginia. We have previously forwarded to the Commission copies of the letter to shareholders, the notice of the meeting, the proxy statement, and the proxy. Over 87% of the shareholders were represented at the meeting in person or by proxy with over 87% voting in favor of the proposals submitted.

PART II. Item 5.  - OTHER INFORMATION
Chesapeake Financial Shares, Inc.
Other Information
--------------------------------------------------------------------------------

         During the fourth quarter of 2000, the Company satisfactorily completed a Combined Safety and Soundness Examination performed by the Federal Reserve Bank of Richmond. As of December 2000, the Bank and the Company satisfactorily completed Transfer Agent Examination, also performed by the Federal Reserve Bank. Chesapeake completed a Combined Safety and Soundness Examination performed by the Virginia State Corporation Commission, Bureau of Financial Institutions, during the first quarter of 2002. As a result of these examinations management is not aware of any current recommendations of the regulatory authorities, which, if they were implemented, would have a material effect on liquidity, capital resources, or operations of the Bank or Holding Company.

                                    Page: 13

PART II.  Item 6.  - OTHER INFORMATION 3/02-10QSB
Chesapeake Financial Shares, Inc.
Exhibits and Reports on Form 8-K
(Unaudited)
--------------------------------------------------------------------------------

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

                                    Page: 14

SIGNATURES
Chesapeake Financial Shares, Inc.                          SEC 10-QSB 3/02
--------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Chesapeake Financial Shares, Inc.
                        ---------------------------------
                                  (Registrant)


                    05/08/02                      /s/ Douglas D. Monroe, Jr.
             -----------------------            ------------------------------
                    (Date)                          Douglas D. Monroe, Jr.
                                            Chairman and Chief Executive Officer



                    05/08/02                      /s/ John H. Hunt, II
             -----------------------            -----------------------------
                    (Date)                            John H. Hunt, II
                                           Secretary and Chief Financial Officer

                                    Page: 15