Form 10QSB
period 2002-06-30
CHESAPEAKE FINANCIAL SHARES INC
filed 2002-08-12
CIK 847538

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from to

Commission file number 0-18543

CHESAPEAKE FINANCIAL SHARES, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-1210845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

97 N. Main St., Kilmarnock, VA	22482
(Address of principal executive offices)	(Zip Code)

(804) 435-1181
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2002.

Class	Outstanding at August 1, 2002
Common Stock, voting, $5.00 par value	1,284,198
Common Stock, non-voting, $5.00 par value	0

CHESAPEAKE FINANCIAL SHARES, INC.

FORM 10-QSB

PART I.

Item 1— Financial Information

CHESAPEAKE FINANCIAL SHARES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and due from banks	$12,868,586	$12,298,550
Federal funds sold	0	7,674,000
Securities available for sale U.S. Government agencies (book value of $24,234,601-2002 and $17,700,819-2001)	24,566,526	17,965,367
Obligations of state and political subdivisions (book value of $16,612,883-2002 and $15,151,912-2001)	16,791,925	15,655,638
Other Securities (book value $1,535,451-2002 and $2,480,027-2001	2,581,673	2,499,350
Loans	183,860,931	169,015,349
Less: Allowance for loan loss	(2,802,001)	(2,540,577)

Net loans	181,058,930	166,474,772
Bank premises and equipment, net	7,236,930	6,985,214
Accrued interest receivable	1,310,738	1,288,705
Business Manager Assets	14,001,408	10,882,704
Other assets	5,717,917	3,279,369

Total assets	$266,134,633	$245,003,669

See accompanying notes to consolidated financial statements.

CHESAPEAKE FINANCIAL SHARES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing deposits	$38,545,950	$33,592,404
Savings and interest bearing deposits	88,429,434	83,345,883
Certificates of deposit	103,174,868	94,879,030

Total deposits	230,150,252	211,817,317
Federal funds purchased and FHLB advances	10,986,749	10,000,000
Accrued interest payable	225,029	255,482
Other liabilities	1,542,097	1,564,010
Note payable	776,376	791,922

Total liabilities	243,680,503	224,428,731
Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, par value $1 per share; authorized 50,000 shares; none outstanding	0	0
Common stock, voting, par value $5	6,420,990	6,276,900
Common stock, non-voting	0	0

	voting		non-voting
	6/30/02	12/31/01	6/30/02	12/31/01
Shares auth.	2,000,000	2,000,000	635,000	635,000
Shares o/s	1,284,198	1,255,398	0	0
Paid in capital	310,383	229,948
Accumulated other comprehensive income	1,027,745	514,534
Retained earnings	14,695,012	13,553,466

Total shareholders’ equity	22,454,130	20,574,938

Total liabilities and Shareholders’ equity	$266,134,633	$245,003,669

See accompanying notes to consolidated financial statements.

CHESAPEAKE FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,
	2002	2001
	(Unaudited)
Interest Income

Interest and fees on loans	$3,346,313	$3,722,515
Interest on federal funds sold	33,818	29,523
Interest on time deposits with banks	2,327	6,631
Interest on U.S. Agency Obligations	360,075	329,195
Interest on obligations of state and political subs	226,557	217,297

Total interest income	3,969,090	4,305,161

Interest Expense

Interest on savings and interest bearing deposits	297,689	417,238
Interest on certificates of deposit	936,747	1,469,741
Interest on federal funds purchased	57,822	100,633
Other interest expense	10,747	11,165

Total interest expense	1,303,005	1,998,777

Net interest income	2,666,085	2,306,384
Provision for loan losses	254,501	127,666

Net interest income after provision for loan losses	2,411,584	2,178,718

Noninterest Income

Income from fiduciary activities	255,287	255,035
Service charges on deposit accounts	237,363	216,975
Securities gains (losses)—net	70	0
Merchant card income	294,697	230,834
ATM income	84,149	69,358
Cash Management income	655,428	453,325
Other income	231,233	171,321

Total noninterest income	1,758,227	1,396,848

Noninterest Expense

Salaries	1,123,927	1,084,657
Employee benefits	183,971	178,615
Occupancy expenses	409,877	473,343
Merchant card expense	265,992	225,936
ATM expense	70,329	59,269
Cash management expense	306,101	138,310
Other expenses	716,663	527,606

Total noninterest expense	3,076,860	2,687,736

Income before income taxes	1,092,951	887,830
Income taxes	320,195	244,879

Net income	$772,756	$642,951

Earnings per share, basic	$0.60	$0.52
Earnings per share, assuming dilution	$0.59	$0.51
Dividends per share	$0.12	$0.11

See accompanying notes to consolidated financial statements.

CHESAPEAKE FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
	Six Months Ended June 30,
	2002	2001
	(Unaudited)
Interest Income
Interest and fees on loans	$6,596,528	$7,411,679
Interest on federal funds sold	86,296	30,017
Interest on time deposits with banks	4,075	14,263
Interest on U.S. Agency Obligations	650,066	684,048
Interest on obligations of state and political subs	447,390	453,860

Total interest income	7,784,355	8,593,867
Interest Expense
Interest on savings and interest bearing deposits	633,326	910,506
Interest on certificates of deposit	1,916,684	2,998,548
Interest on federal funds purchased	119,375	228,113
Other interest expense	21,601	22,431

Total interest expense	2,690,986	4,159,598

Net interest income	5,093,369	4,434,269
Provision for loan losses	454,500	322,666

Net interest income after provision for loan losses	4,638,869	4,111,603

Noninterest Income
Income from fiduciary activities	496,219	474,704
Service charges on deposit accounts	431,031	414,200
Security gains (losses)—net-	(2,335)	(1,625)
Merchant card income	511,434	425,778
ATM income	152,126	124,744
Cash Management income	1,239,210	890,046
Other income	396,972	321,387

Total noninterest income	3,224,657	2,649,234

Noninterest Expense
Salaries	2,155,175	1,975,509
Employee benefits	421,779	395,905
Occupancy expenses	915,896	856,888
Merchant card expense	446,040	387,047
ATM expense	141,604	117,644
Cash management expense	403,351	285,762
Other expenses	1,378,597	1,036,161

Total noninterest expense	5,862,442	5,054,916

Income before income taxes	2,001,084	1,705,921
Income taxes	554,096	441,066

Net income	$1,446,988	$1,264,855

Earnings per share, basic	$1.14	$1.02
Earnings per share, assuming dilution	$1.12	$1.00
Dividends per share	$0.24	$0.22

See accompanying notes to consolidated financial statements.

CHESAPEAKE FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net income	$1,446,988	$1,264,855
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	589,954	498,581
Provision for loan losses	454,500	322,666
Provision for cash management account losses	180,000	120,000
(Accretion) of discount and amortization of premiums, net	217,051	150,374
Net loss on sale of securities	2,335	1,625
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	(22,033)	48,595
Decrease (increase) in other assets	(2,702,930)	118,009
Increase (decrease) in accrued interest payable	(30,453)	(76,040)
Increase (decrease) in other liabilities	(21,913)	412,517

Net cash provided by (used for) operating activities	113,499	2,861,182

Cash flows from investing activities:
Purchases of securities available for sale	(14,237,399)	(994,798)
Proceeds from sale or call of securities available for sale	673,524	1,038,375
Proceeds from maturities of securities available for sale	6,302,313	2,664,709
Origination of loans available for sale	(11,586,015)	(5,032,900)
Proceeds from sale of loans available for sale	11,586,015	5,032,900
Net (increase) decrease in loans outstanding	(15,038,658)	(5,518,691)
Net (increase) decrease in business manager assets	(3,298,704)	(1,175,245)
Other capital expenditures	(841,670)	(197,307)

Net cash provided by (used for) investing activities	(26,440,594)	(4,182,957)

Cash flows from financing activities:
Net increase (decrease) in demand accounts, interest bearing demand deposit accounts and savings deposits	10,037,097	9,496,986
Net increase (decrease) in certificates of deposit	8,295,838	(1,372,760)
Net increase (decrease) in federal funds purchased	986,749	500,000
Cash dividends	(305,442)	(272,989)
Proceeds from issuance of voting common stock	224,435	119,000
Acquisition of voting common stock	0	(9,150)
Curtailment of long-term borrowings	(15,546)	(14,716)

Net cash provided by (used for) financing activities	19,223,131	8,446,371

Net (decrease) increase in cash and federal funds sold	(7,103,964)	7,124,596
Cash and federal funds sold at beginning of period	19,972,550	8,965,457

Cash and federal funds sold at end of period	$12,868,586	$16,090,053

See accompanying notes to consolidated financial statements.

CHESAPEAKE FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
Six Months Ended June 30, 2001
(unaudited)

	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-In Capital
Beginning balance	$18,330,317		$11,473,316	$554,280	$6,149,200	$153,521
Comprehensive Income:
Net Income	1,264,855	$1,264,855	1,264,855
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes of $88,568	171,927	171,927		171,927
Add: reclassification adjustment, net of income taxes of $552	1,073	1,073		1,073

Total comprehensive income, net of tax:		$1,437,855

Acquisition of common stock	(9,150)				(3,000)	(6,150)
Issuance of common stock	119,000				93,600	25,400
Dividends declared	(272,989)		(272,989)			0

Ending balance	$19,605,033		$12,465,182	$727,280	$6,239,800	$172,771

CHESAPEAKE FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
Six Months Ended June 30, 2002
(Unaudited)

	Total	Comprehensive Income	Retained Earnings	Comprehensive Income	Accumulated Other Common Stock	Additional Paid-In Capital
Beginning balance	$20,574,938		$13,553,466	$514,534	$6,276,990	$229,948
Comprehensive Income:
Net Income	1,446,988	$1,446,988	1,446,988
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes of $263,588	511,670	511,670		511,670
Add: reclassification adjustment, net of income taxes of $794	1,541	1,541		1,541

Total comprehensive income, net of tax:		$1,960,199

Issuance of common stock	224,435				144,000	80,435
Dividends declared	(305,442)		(305,442)			0

Ending balance	$22,454,130		$14,695,012	$1,027,745	$6,420,990	$310,383

CHESAPEAKE FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Chesapeake Financial Shares, Inc. (“CFS) is a Virginia based financial services holding company which traces its roots to a national bank founded in Irvington, Virginia in 1900. The Company has two operating subsidiaries, Chesapeake Bank (the “Bank”), which constitutes the majority of its business activity, and Chesapeake Investment Group, Inc., an entity that has as its subsidiaries, Chesapeake Financial Group, Inc., Chesapeake Insurance Agency, Inc., d/b/a Chesapeake Investment Services, and Chesapeake Trust Company, Inc. Chesapeake Bank also is the 100% owner of CNB Properties, Inc. The consolidated financial statements include the accounts of CFS and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

2.  The accounting and reporting policies of the registrant conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included.

The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant’s 2001 Annual Report to Shareholders.

3.  The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. The potential common stock will not have a significant impact on net income.

	June 30, 2002	June 30, 2001
Weighted average number of common shares, basic	1,271,230	1,237,720
Effect of dilutive stock options	21,780	25,204

Weighted number of common shares and dilutive potential common stock used in diluted EPS	1,293,010	1,262,924

Item 2— Financial Information

CHESAPEAKE FINANCIAL SHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(Unaudited)

A.  Critical Accounting Policies

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, selected financial data appearing elsewhere within this report, and management’s discussion and analysis are, to a large degree, dependent upon Chesapeake Financial Shares’ accounting policies. The selection and application of these policies involve judgments, estimates and uncertainties that are susceptible to change.

Presented below are discussions of those accounting policies that management believes are the most important (Critical Accounting Policies) to the portrayal and understanding of Chesapeake’s finanancial condition and results of operations. These Critical Accounting Policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial conditions or results of operations is a reasonable likelihood.

Allowance for Loan Loss—Chesapeake Bank’s management maintains an allowance for loan loss that they feel represents a conservative estimate of potential losses in the Bank’s loan portfolio. The methodology incorporates subjective factors into the evaluation of the adequacy of the ALLL such as:

The effect of volume and trends in delinquencies and nonaccrual loans.

The effect of trends in portfolio volume, maturity, and composition.

An estimate of loss on all significant loans and assessment of underwriting and lending policies and procedures including those for charge off, collection and recovery.

Experience, ability and depth of lending management and staff.

The effect of national and local economic conditions and downturns in specific industries.

Concentrations of credit that might affect loss experience across one or more components of the portfolio.

The results of any independent reviews of the portfolio.

The lookback period for losses and recoveries was changed in 2001 from a 24-month history to a 15-month history in order to arrive at more accurate historical factors which reflect the effects of current economic conditions on the loan portfolio.

CHESAPEAKE FINANCIAL SHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(Unaudited)

B.  Summary—liquidity and capital resources

Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management. Management’s primary sources of liquidity continue to be federal funds sold, short term borrowings from Federal Home Loan Bank Atlanta, securities maturing within one year, and principal payments from mortgage securities. The repayment and sale of loans also provides liquidity. The total of federal funds sold, securities maturing within one year, and estimated principal payments on mortgage-backed securities within one year at June 30, 2002 was approximately $8,786,000, compared to $11,595,000 one year ago and $15,205,000 at December 31, 2001.

The liquidity ratio at June 30, 2002 was 19.9%, compared with 19.7% one year ago. This ratio is arrived at by dividing net liquid assets (sum of total Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital). Management has found in the past that 18% represents a sufficient level of liquidity to meet cash needs. Lower asset liquidity ratios have been expected as management has positioned the Company to be more liability liquid to meet the demand for changing needs for deposit and loan funding.

Management believes capital is adequate to meet current needs. Unencumbered capital (total capital net of accumulated other comprehensive income less intangibles plus reserves) as a percent of total adjusted assets (total assets net of accumulated other comprehensive income less intangibles plus reserves) was 9.0% at June 30, 2002 and 9.2% at December 31, 2001, for CFS.

Chesapeake Financial Shares and Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%. Minimums for total risk based and tier one leverage are 8% and 4%, respectively. At June 30, 2002 and December 31, 2001 the consolidated ratio of Tier 1 risk-based capital to risk-adjusted assets was 9.8% and 9.4%, respectively. Total risked based capital to risk weighted assets was 11.1% and 10.6% at June 30, 2002 and December 31, 2001, respectively. Tier one leverage capital was 8.2% and 7.7% at June 30, 2002 and December 31, 2001, respectively.

CHESAPEAKE FINANCIAL SHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
(UNAUDITED)

C.  Results of operations:

Earnings Summary:

Net income was $1,446,988 for the six months ended June 30, 2002, compared with income of $1,264,855 for the same period in 2001. On a fully diluted per share basis, the net income was $1.12 for the first six months of 2002. Fully diluted earnings per share for the first six months of 2001 were $1.00. Net interest income before provision increased $659,100 or 14.9% and noninterest income increased $575,423 or 21.7%. The Company experienced a net increase in noninterest expense (which includes other expense) of $807,526 or 16.0%.

Net Interest Income:

Chesapeake Financial Shares’ results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 2002, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $34.5 million, compared with $35.5 million excess one year ago.

Net interest margins are 4.75% at June 30, 2002 compared to 4.53% at June 30, 2001. Margins had narrowed during the later part of 1998 and the first half of 1999 due to falling rates and the resulting compression of spreads as deposit rates hit floors. Margins have generally improved since the spreads were most narrow for Chesapeake in 2000. In the falling rate environment and steepening of the yield curve in 2001, management expected margins to improve slightly with higher priced deposits maturing in this lower rate environment. This has been somewhat offset by loans and investments repricing in the lower rate environment as well. The Bank’s sustained margin levels of 4.5% to 4.7% have been 30 basis points better than several Virginia community banks.

There has been reasonable growth in deposits in all trade areas of the bank and total deposits increased 8.7% since December 31, 2001 and 13.8% from one year ago. Noninterest bearing deposits and savings and interest bearing deposits are up 25.8% and 24.6%, respectively, over the same time last year. Total certificates of deposit have increased 2.6% from one year ago, and are up 8.7% from December 31, 2001. Deposits have been easier to obtain with the instability of the equity markets and the bank had a promotion for noninterest bearing deposits during the second quarter. The bank also relocated the Gloucester Winn-Dixie office to a new building in January, which has created substantial deposit growth in that market.

CHESAPEAKE FINANCIAL SHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION OR PLAN OF OPERATION
(Unaudited)

Provision for Loan Losses:

The loan loss provision is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the credit quality and risk adverseness of the portfolio. Management makes a quarterly evaluation as to the adequacy of the current loan loss allowance. Management’s detailed analysis as of June 30, 2002 supports the adequacy of the current loan loss level of $2.8 million.

The loan loss allowance was 1.5% of gross loans as of June 30, 2002 and December 31, 2001.

Noninterest Income:

Noninterest income is up 21.7% or $575,423 from the same period last year. Chesapeake Bank’s Cash Management product generated $1,239,210 in gross revenue for the first six months ended June 30, 2002, compared to the same period last year of $890,046. Managed assets in the Cash Management program were $14,633,255 at June 30, 2002, and $10,714,619 at June 30, 2001. Merchant Card income was up 20.1%, or $85,656, from one year ago due to an increased client base.

The Other Income category was $396,972, up 23.5%, or $75,585 from one year ago.

CHESAPEAKE FINANCIAL SHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION OR PLAN OF OPERATION
(Unaudited)

Noninterest Expenses:

Employee salary expense amounted to $2,155,175 and $1,975,509 for the six months ended June 30, 2002 and 2001, respectively. Benefits expense is up 6.5% or $25,874 from June 30, 2001. These increases are directly related to new hires and increases for existing staff. Other expenses were up $342,436 or 33.0% from the same period one year ago due to general increases in business activity.

Cash management expense was $403,351 for the six months ended June 30, 2002, up 41.1% from the same period one year ago. This increase is mainly due to increased business activity.

CHESAPEAKE FINANCIAL SHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION OR PLAN OF OPERATION
(Unaudited)

Assets and Loans:

At June 30, 2002, Chesapeake Financial Shares had total assets of $ 266.1 million, up 8.6% from $245.0 million at December 31, 2001 and up 13.5% from $234.4 million of one year ago. Management has budgeted for a 10.6% growth in total assets for 2002.

Total loans (gross) at June 30, 2002 were $183.9 million, representing an increase of 8.8% from December 31, 2001, when loans were $169.0 million. Chesapeake Bank’s loan quality is good as the following table shows. Management is confident that no serious delinquency trends are developing.

	6/30/02	12/31/01
Nonaccrual loans	$42,517	$822,264
90 days past due	480,655	21,551
Restructured loans	0	0

Totals	$523,172	$843,815
Impaired loans with a valuation allowance	$268,906	$552,104
Valuation allowance related to impaired loans	$219,928	$350,000

Management is also confident there will be no significant loss incurred as the Bank is well secured on these assets.

Charged off loans through June 30, 2002, amounted to $200,166 and charged off loans through June 30, 2001, were $13,572. Recoveries through June 30, 2002 were $7,090 as compared to $1,474 as of June 30, 2001.

Concentrations of credit in loans are compiled quarterly by management and reviewed with the Board of Director’s Loan Review Committee. There have been no material changes in the concentrations of credit within the past three months that would warrant above average additions to the allowance. The Bank’s only concentrations of credit greater than 60% of capital are individual consumer (224% of capital) and residential real estate (65% of total capital). Bank management feels that the current levels are consistent with the objectives of the Bank and do not represent unwarranted risk.

The Bank currently has no assets carried as Other Real Estate Owned (OREO) nor any repossessed assets.

Deposits:

Deposits were $ 230.2 million at June 30, 2002 and $211.8 million at December 31, 2001. Deposits were $202.2 million at June 30, 2001. The Bank’s mix of deposit dollars has changed from June 30, 2001 with net increases in all categories. It is management’s opinion that this trend will continue in the current interest rate environment.

PART II.

Item l—Other Information

Chesapeake Financial Shares, Inc.

Legal Proceedings

None to report

Item 2—Other Information

Chesapeake Financial Shares, Inc.

Changes in Securities

None to report.

Item 3—Other Information

Chesapeake Financial Shares, Inc.

Default Upon Senior Securities

None to report.

Item 4—Other Information

Chesapeake Financial Shares, Inc.

Submission of Matters to a Vote of Security Holders

Chesapeake Financial Shares’ annual meeting of shareholders was held on Friday, April 5, 2002 in Irvington, Virginia. We have previously forwarded to the Commission copies of the letter to shareholders, the notice of the meeting, the proxy statement, and the proxy. Over 87% of the shareholders were represented at the meeting in person or by proxy with over 87% voting in favor of the proposals submitted.

Item 5—Other Information

Chesapeake Financial Shares, Inc.

Other Information

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

Item 6—Other Information

Chesapeake Financial Shares, Inc.

Exhibits and Reports on Form 8-K

(Unaudited)

(a) Exhibit 2	Plan of acquisition, reorganization, arrangement, liquidation or succession	N/A

Exhibit 3(i)	Articles of Incorporation	N/A(1)

3(ii)	By-laws

Exhibit 4	Instruments defining the rights of security holders, including indentures	N/A(1)

Exhibit 10	Material contracts	N/A(1)

Exhibit 11	Statement re: computation of earnings per share	See Part 1, Item 1, Note 3 of this Form 10-QSB

Exhibit 15	Letter re: unaudited interim financial information	N/A

Exhibit 18	Letter re: change in accounting principles	N/A

Exhibit 19	Report furnished to security holders	N/A

Exhibit 22	Published report regarding matters submitted to vote of security holders	Previously Filed

Exhibit 23	Consents of experts and counsel	N/A

Exhibit 24	Power of attorney	N/A

Exhibit 27	Financial data schedule	N/A

Exhibit 99	Certification of CEO and CFO	Attached

(b)  No filings were made on Form 8-K for the period.

(1)	Incorporated by reference to previously filed Registration Statement on Form S-18, Registration No: 33-27825, dated May 15, 1989, as amended.

CHESAPEAKE FINANCIAL SHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE FINANCIAL SHARES, INC. (Registrant)

By:	/s/ DOUGLAS D. MONROE, JR.
Douglas D. Monroe, Jr. Chairman and Chief Executive Officer

Date: 08/08/02

By:	/s/ JOHN H. HUNT, II
John H. Hunt, II Secretary and Chief Financial Officer

Date: 08/08/02