Form 10QSB/A
period 2002-06-30
CHESAPEAKE FINANCIAL SHARES INC
filed 2002-09-25
CIK 847538

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-18543

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X         No ___

State the number of shares outstanding of each of the issuer’s classes of common equity, as of latest practicable date.

Class	Outstanding at August 1, 2002
Common Stock, voting, $5.00 par value	1,284,198
Common Stock, non-voting, $5.00 par value	0

Transitional Small Business Disclosure Format: Yes ____   No   X

Explanatory Note: The undersigned registrant hereby amends Part I, Item 2, Management’s Discussion and Analysis or Plan of Operation, to revise and correct a typographical error in the table under the Assets and Loans section concerning the amount of nonaccrual loans at June 30, 2002 and the corresponding total of nonaccrual loans and loans 90 days past due at June 30, 2002. No other changes are being made.

PART I – FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis or Plan of Operation

CHESAPEAKE FINANCIAL SHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(Unaudited)

Assets and Loans:

At June 30, 2002, Chesapeake Financial Shares had total assets of $266.1 million, up 8.6% from $245.0 million at December 31, 2001 and up 13.5% from $234.4 million of one year ago. Management has budgeted for a 10.6% growth in total assets for 2002.

Total loans (gross) at June 30, 2002 were $183.9 million, representing an increase of 8.8% from December 31, 2001, when loans were $169.0 million. Chesapeake Bank’s loan quality is good as the following table shows. Management is confident that no serious delinquency trends are developing.

	6/30/02	12/31/01
Nonaccrual loans	$442,517	$822,264
90 days past due	480,655	21,551
Restructured loans	0	0

Totals	$923,172	$843,815

Impaired loans with a valuation allowance	$268,906	$552,104
Valuation allowance related to impaired loans	$219,928	$350,000

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

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this amendment to its quarterly report on Form 10-QSB for the quarterly period ended June 30, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

Chesapeake Financial Shares, Inc.
(Registrant)

09/24/02	/s/ DOUGLAS D. MONROE, JR.
Douglas D. Monroe, Jr.
Chairman and Chief Executive Officer

09/24/02	/s/ JOHN H. HUNT, II
John H. Hunt, II
Secretary and Chief Financial Officer