Form 10QSB
period 2002-09-30
CHESAPEAKE FINANCIAL SHARES INC
filed 2002-11-13
CIK 847538

U. S. Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_________to_________

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

The number of shares outstanding of each of the issuer’s
classes of common stock as of November 1, 2002.

Class	Outstanding at November 1, 2002

Common Stock, voting, $5.00 par value	1,284,198
Common Stock, non-voting, $5.00 par value	0

CHESAPEAKE FINANCIAL SHARES, INC.

FORM 10-QSB

Page i

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

Chesapeake Financial Shares, Inc.
Consolidated Balance Sheets

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Cash and due from banks	$8,826,353	$12,298,550
Federal funds sold	12,000,000	7,674,000
Securities available for sale
U.S. Government agencies (book value of $20,762,304 -2002 and $17,700,819-2001)	21,253,377	17,965,367
Obligations of state and political subdivisions (book value of $16,631,698-2002 and $15,151,912-2001)	18,264,699	15,655,638
Other Securities (book value $1,535,395-2002 and $2,480,027-2001	1,800,958	2,499,350
Loans	191,823,684	169,015,349
Less: Allowance for loan loss	(2,913,807)	(2,540,577)

Net loans	188,909,877	166,474,772
Bank premises and equipment, net	7,198,046	6,985,214
Accrued interest receivable	1,295,737	1,288,705
Business Manager Assets	16,445,959	10,882,704
Other assets	5,831,617	3,279,369

Total assets	$281,826,623	$245,003,669

See accompanying notes to consolidated financial statements.

Page: 1

PART I. FINANCIAL INFORMATION (cont’d)

Item 1. – Financial Statements

Chesapeake Financial Shares, Inc.
Consolidated Balance Sheets

					September 30, 2002	December 31, 2001

					(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing deposits					$41,148,655	$33,592,404
Savings and interest bearing deposits					96,098,404	83,345,883
Certificates of deposit					107,446,522	94,879,030

	Total deposits				244,693,581	211,817,317
Federal funds purchased and FHLB advances					10,973,399	10,000,000
Accrued interest payable					224,507	255,482
Other liabilities					1,497,561	1,564,010
Note payable					768,442	791,922

	Total liabilities				258,157,490	224,428,731
Commitments and contingent liabilities					—	—
Stockholders’ equity
Preferred stock, par value $1 per share; authorized 50,000 shares; none outstanding					0	0
Common stock, voting, par value $5					6,420,990	6,276,990
Common stock, non-voting					0	0
	voting		non-voting

	9/30/02	12/31/01	9/30/02	12/31/01

Shares auth.	2,000,000	2,000,000	635,000	635,000
Shares o/s..	1,284,198	1,255,398	0	0
Paid in capital					310,383	229,948
Accumulated other comprehensive income					1,577,160	514,534
Retained earnings					15,360,600	13,553,466

	Total stockholders’ equity				23,669,133	20,574,938

	Total liabilities and stockholders’ equity				$281,826,623	$245,003,669

See accompanying notes to consolidated financial statements.

Page: 2

PART I. FINANCIAL INFORMATION (cont’d)

Item 1. – Financial Statements

Chesapeake Financial Shares, Inc.
Consolidated Statements of Earnings

	Three Months Ended

	September 30, 2002	September 30, 2001

	(Unaudited)
Interest Income
Interest and fees on loans	$3,419,689	$3,572,992
Interest on federal funds sold	29,324	62,726
Interest on time deposits with banks	1,873	3,552
Interest on U.S. Agency Obligations	276,324	305,649
Interest on obligations of state and political subs	229,507	222,448

Total interest income	3,956,717	4,167,367
Interest Expense
Interest on savings and interest bearing deposits	328,757	429,597
Interest on certificates of deposit	919,786	1,330,744
Interest on federal funds purchased	62,518	62,926
Other interest expense	10,639	11,062

Total interest expense	1,321,700	1,834,329

Net interest income	2,635,017	2,333,038
Provision for loan losses	400,001	114,499

Net interest income after provision for loan losses	2,235,016	2,218,539

Noninterest Income
Income from fiduciary activities	475,113	395,578
Service charges on deposit accounts	239,657	210,339
Merchant card income	357,185	292,260
ATM income	91,561	74,885
Cash Management income	715,942	495,329
Other income	226,720	132,662

Total noninterest income	2,106,178	1,601,053

Noninterest Expense
Salaries	1,144,655	1,001,858
Employee benefits	285,976	261,759
Occupancy expenses	741,072	462,927
Merchant card expense	310,024	245,030
ATM expense	68,864	62,883
Cash management expense	175,397	192,543
Other expenses	553,210	653,837

Total noninterest expense	3,279,198	2,880,837

Income before income taxes	1,061,996	938,755
Income taxes	242,305	247,892

Net income	$819,691	$690,863

Earnings per share, basic	$0.64	$0.56
Earnings per share, assuming dilution	$0.62	$0.54
Dividends per share	$0.12	$0.11

See accompanying notes to consolidated financial statements.

Page: 3

PART I. FINANCIAL INFORMATION (cont’d.)

Item 1. – Financial Statements

Chesapeake Financial Shares, Inc.
Consolidated Statement of Earnings

	Nine Months Ended

	September 30, 2002	September 30, 2001

	(Unaudited)
Interest Income
Interest and fees on loans	$10,016,217	$10,984,671
Interest on federal funds sold	115,620	92,743
Interest on time deposits with banks	5,948	17,815
Interest on U.S. Agency Obligations	926,390	989,697
Interest on obligations of state and political subs	676,897	676,308

Total interest income	11,741,072	12,761,234
Interest Expense
Interest on savings and interest bearing deposits	962,083	1,340,103
Interest on certificates of deposit	2,836,470	4,329,292
Interest on federal funds purchased	181,893	291,039
Other interest expense	32,240	33,493

Total interest expense	4,012,686	5,993,927

Net interest income	7,728,386	6,767,307
Provision for loan losses	854,501	437,165

Net interest income after provision for loan losses	6,873,885	6,330,142

Noninterest Income
Income from fiduciary activities	971,332	870,282
Service charges on deposit accounts	670,688	624,539
Security gains (losses) – net-	(2,335)	(1,625)
Merchant card income	868,619	718,038
ATM income	243,687	199,629
Cash Management income	1,955,152	1,385,375
Other income	623,692	454,049

Total noninterest income	5,330,835	4,250,287

Noninterest Expense
Salaries	3,299,830	2,977,367
Employee benefits	707,755	657,664
Occupancy expenses	1,656,968	1,319,815
Merchant card expense	756,064	632,077
ATM expense	210,468	180,527
Cash management expense	578,748	478,305
Other expenses	1,931,807	1,689,998

Total noninterest expense	9,141,640	7,935,753

Income before income taxes	3,063,080	2,644,676
Income taxes	796,401	688,958

Net income	$2,266,679	$1,955,718

Earnings per share, basic	$1.78	$1.58
Earnings per share, assuming dilution	$1.74	$1.54
Dividends per share	$0.36	$0.33

See accompanying notes to consolidated financial statements.

Page: 4

PART I. FINANCIAL INFORMATION (cont’d)

Item 1. – Financial Statements

Chesapeake Financial Shares, Inc.
Consolidated Statement of Cash Flows

	Nine Months Ended

	September 30, 2002	September 30, 2001

	(Unaudited)
Cash flows from operating activities:
Net income	$2,266,679	$1,955,718
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	882,495	748,298
Provision for loan losses	854,501	437,165
Provision for cash management account losses	210,000	210,000
(Accretion) of discount and amortization of premiums, net	347,547	254,693
Net loss on sale of securities	2,335	1,625
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	(7,032)	53,757
Decrease (increase) in other assets.	(3,099,661)	(456,364)
Increase (decrease) in accrued interest payable	(30,975)	(121,337)
Increase (decrease) in other liabilities	(66,449)	684,023

Net cash provided by (used for) operating activities	1,359,440	3,767,578

Cash flows from investing activities:
Purchases of securities available for sale	(14,237,401)	(2,124,323)
Proceeds from sale or call of securities available for sale	673,524	1,038,375
Proceeds from maturities of securities available for sale	9,625,355	2,664,709
Origination of loans available for sale	(20,358,205)	(8,817,380)
Proceeds from sale of loans available for sale	20,358,205	8,817,380
Net (increase) decrease in loans outstanding	(23,289,606)	(6,054,984)
Net (increase) decrease in business manager assets	(5,773,255)	(1,775,066)
Other capital expenditures	(1,095,327)	(614,339)

Net cash provided by (used for) investing activities	(34,096,710)	(6,865,628)

Cash flows from financing activities:
Net increase (decrease) in demand accounts, interest bearing demand deposit accounts and savings deposits	20,308,772	16,536,727
Net increase (decrease) in certificates of deposit	12,567,492	(4,825,941)
Net increase (decrease) in federal funds purchased	973,399	(4,500,000)
Cash dividends	(459,545)	(410,265)
Proceeds from issuance of voting common stock	224,435	119,000
Acquisition of voting common stock	0	(9,150)
Curtailment of long-term borrowings	(23,480)	(22,226)

Net cash provided by (used for) financing activities	35,591,073	6,888,145

Net (decrease) increase in cash and federal funds sold	853,803	3,790,095
Cash and federal funds sold at beginning of period	19,972,550	8,965,457

Cash and federal funds sold at end of period	$20,826,353	$12,755,552

See accompanying notes to consolidated financial statements.

Page: 5

Consolidated Statement of Changes in Stockholder’s Equity
Chesapeake Financial Shares, Inc.
Nine Months Ended September 30, 2001
(unaudited)

	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-In Capital

Beginning balance	$18,330,317		$11,473,316	$554,280	$6,149,200	$153,521
Comprehensive Income:
Net Income	1,955,718	$1,955,718	1,955,718
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes of $197,145	382,693	382,693		382,693
Add: reclassification adjustment, net of income taxes of $552	1,073	1,073		1,073

Total comprehensive income, net of tax:		$2,339,484

Acquisition of common stock	(9,150)				(3,000)	(6,150)
Issuance of common stock	119,000				93,600	25,400
Dividends declared	(410,265)		(410,265)			0

Ending balance	$20,369,386		$13,018,769	$938,046	$6,239,800	$172,771

Page: 6

Consolidated Statement of Changes in Stockholder’s Equity
Chesapeake Financial Shares, Inc.
Nine Months Ended September 30, 2002
(unaudited)

	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-In Capital

Beginning balance	$20,574,938		$13,553,466	$514,534	$6,276,990	$229,948
Comprehensive Income:
Net Income	2,266,679	$2,266,679	2,266,679
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes of $546,620	1,061,085	1,061,085		1,061,085
Add: reclassification adjustment, net of income taxes of $794	1,541	1,541		1,541

Total comprehensive income, net of tax:		$3,329,305

Issuance of common stock	224,435				144,000	80,435
Dividends declared	(459,545)		(459,545)			0

Ending balance	$23,669,133		$15,360,600	$1,577,160	$6,420,990	$310,383

Page: 7

PART I. FINANCIAL INFORMATION (cont’d.) 9/02-10QSB

Item 1. – Financial Statements

Chesapeake Financial Shares, Inc.
Notes to Consolidated Financial Statements (unaudited)

1.          Chesapeake Financial Shares, Inc. (“CFS” is a Virginia based financial services holding company which traces its roots to a national bank founded in Irvington, Virginia in 1900.  The Company has two operating subsidiaries, Chesapeake Bank (the “Bank”), which constitutes the majority of its business activity, and Chesapeake Investment Group, Inc., an entity that has as its subsidiaries, Chesapeake Financial Group, Inc., Chesapeake Insurance Agency, Inc., d/b/a Chesapeake Investment Services, and Chesapeake Trust Company, Inc.   Chesapeake Bank also is the 100% owner of CNB Properties, Inc.  The consolidated financial statements include the accounts of CFS and its wholly owned subsidiaries.  All significant intercompany accounts have been eliminated.

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

             The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full year.  These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant’s 2001 Annual Report to Shareholders.

3.          The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  The potential common stock will not have a significant impact on net income.

	September 30, 2002	September 30, 2001

Weighted average number of common shares, basic	1,275,505	1,241,171
Effect of dilutive stock options	24,274	30,718

Weighted number of common shares and dilutive potential common stock used in diluted EPS	1,299,779	1,271,889

Page: 8

PART I. - FINANCIAL INFORMATION (cont’d.) 9/02-10QSB

Item 2. Management’s Discussion and Analysis or Plan of Operation

Chesapeake Financial Shares, Inc.
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

          Allowance for Loan Loss - Chesapeake Bank’s management maintains an allowance for loan loss that they feel represents a conservative estimate of potential losses in the Bank’s loan portfolio.  The methodology incorporates subjective factors into the evaluation of the adequacy of the ALLL such as:

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

Page: 9

PART I. - FINANCIAL INFORMATION (cont’d.) 9/02-10QSB

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Chesapeake Financial Shares, Inc.
(Unaudited)

B.  Summary - liquidity and capital resources

          Sufficient short-term assets are maintained at Chesapeake Financial Shares to meet cash needs anticipated by management.  Management’s primary sources of liquidity continue to be federal funds sold, short term borrowings from Federal Home Loan Bank Atlanta, securities maturing within one year, and principal payments from mortgage securities.  The repayment and sale of loans also provides liquidity.  The total of federal funds sold, securities maturing within one year, and estimated principal payments on mortgage-backed securities within one year at September 30, 2002 was approximately $21,910,000, compared to $10,705,000 one year ago and $15,205,000 at December 31, 2001.

          The liquidity ratio at September 30, 2002 was 20.1%, compared with 19.2% one year ago.  This ratio is arrived at by dividing net liquid assets (sum of total Cash and Due from Banks, including Federal Reserve, unpledged and over pledged portions of Investment Securities at market value, and federal funds sold less reserves required at the Federal Reserve Bank) by net liabilities (total liabilities excluding valuation reserves and capital).  Management has found in the past that 18% represents a sufficient level of liquidity to meet cash needs.  Lower asset liquidity ratios have been expected as management has positioned the Company to be more liability liquid to meet the demand for changing needs for deposit and loan funding.

          Management believes capital is adequate to meet current needs.  Unencumbered capital (total capital net of accumulated other comprehensive income less intangibles plus reserves) as a percent of total adjusted assets (total assets net of accumulated other comprehensive income less intangibles plus reserves) was 8.8% at September 30, 2002 and 9.2% at December 31, 2001, for CFS.

          Chesapeake Financial Shares and Chesapeake Bank must have a ratio of Tier 1 capital (common equity, retained earnings less certain goodwill) to risk-adjusted assets of at least 4.0%.  Minimums for total risk based and tier one leverage are 8% and 4%, respectively.  At September  30, 2002 and December 31, 2001 the consolidated ratio of Tier 1 risk-based capital to risk-adjusted assets was 9.6% and 9.4%, respectively.  Total risked based capital to risk weighted assets was 10.8% and 10.6% at September 30, 2002 and December 31, 2001, respectively.  Tier one leverage capital was 8.0% and 7.7% at September 30, 2002 and December 31, 2001, respectively.

Page: 10

PART I. - FINANCIAL INFORMATION (cont’d.) 902-10QSB

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Chesapeake Financial Shares, Inc.
(Unaudited)

C.  Results of operations:

     Earnings Summary:

          Net income was $2,266,679 for the nine months ended September 30, 2002, compared with net income of $1,955,718 for the same period in 2001.  On a fully diluted per share basis, the net income was $1.78 for the first nine months of 2002.  Fully diluted earnings per share for the first nine months of 2001 were $1.58.  Net interest income before provision increased $961,079 or 14.2% and noninterest income increased $1,080,548 or 25.4%.  The Company experienced a net increase in noninterest expense (which includes other expense) of $1,205,887 or 15.2%.

     Net Interest Income:

          Chesapeake Financial Shares’ results of operation are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities.  At September 30, 2002, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $43.5 million, compared with $34.7 million excess one year ago.

          Net interest margins are 4.69% at September 30, 2002 compared to 4.73% at September 30, 2001.   Margins have generally improved since the spreads were most narrow for Chesapeake in 2000. In the falling rate environment and steepening of the yield curve in 2001, management expected margins to improve slightly with higher priced deposits maturing in this lower rate environment. This has been somewhat offset by loans and investments repricing in the lower rate environment as well. The Bank’s sustained margin levels of 4.5% to 4.7% continue to be 20-30 basis points better than several Virginia community banks.

          There continues to be reasonable growth in deposits in all trade areas of the bank and total deposits increased 15.5% since December 31, 2001 and 18.9% from one year ago.  Noninterest bearing deposits and savings and interest bearing deposits are up 30.8% and 24.4%, respectively, over the same time last year.  Total certificates of deposit have increased 10.7% from one year ago, and are up 13.2% from December 31, 2001.  Deposits have been easier to obtain with the instability of the equity markets and the bank had a promotion for noninterest bearing deposits during the second quarter.  The bank relocated the Gloucester Winn-Dixie office to a new building in January and the bank continues to experience substantial deposit growth in that market.

Page: 11

PART I. - FINANCIAL INFORMATION (cont’d.) 902-10QSB

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Chesapeake Financial Shares, Inc.
(Unaudited)

Provision for Loan Losses:

          The loan loss provision is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the credit quality and risk adverseness of the portfolio.  Management makes a quarterly evaluation as to the adequacy of the current loan loss allowance.  Management’s detailed analysis as of September 30, 2002 supports the adequacy of the current loan loss level of $2.9 million.

          The loan loss allowance was 1.5% of gross loans as of September 30, 2002 and December 31, 2001.

     Noninterest Income:

          Noninterest income is up 25.4% or $1,080,548 from the same period last year. Chesapeake Bank’s Cash Management product generated $1,955,152 in gross revenue for the first nine months ended September 30, 2002, compared to the same period last year of $1,385,275.  Managed assets in the Cash Management program were $17,070,508 at September 30, 2002, and $11,199,573 at September 30, 2001. Merchant Card income was up 21.0%, or $150,581, from one year ago due to an increased client base.

          The Other Income category was $623,692, up 37.4%, or $169,643 from one year ago.

Page: 12

PART I. - FINANCIAL INFORMATION (cont’d.) 902-10QSB

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Chesapeake Financial Shares, Inc.
(Unaudited)

Noninterest Expenses:

          Employee salary expense amounted to $3,299,830 and $2,977,367 for the nine months ended September 30, 2002 and 2001, respectively.  Benefits expense is up 7.6% or $50,091 from September 30, 2001.  These increases are directly related to new hires and increases for existing staff.  Other expenses were up $241,809 or 14.3% from the same period one year ago due to general increases in business activity.

          Cash management expense was $578,748 for the nine months ended September 30, 2002, up 21.0% from the same period one year ago. This increase is mainly due to increased business activity.

Page: 13

PART I. - FINANCIAL INFORMATION (cont’d.) 902-10QSB

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Chesapeake Financial Shares, Inc.
(Unaudited)

     Assets and Loans:

          At September 30, 2002, Chesapeake Financial Shares had total assets of $ 281.8 million, up 15.0% from $245.0 million at December 31, 2001 and up 20.4% from $234.0 million of one year ago.  Management has budgeted for a 10.6% growth in total assets for 2002.

          Total loans (gross) at September 30, 2002 were $191.8 million, representing an increase of 13.5% from December 31, 2001, when loans were $169.0 million.  Chesapeake Bank’s loan quality is good as the following table shows.  Management is confident that no serious delinquency trends are developing.

	9/30/02	12/31/01

Nonaccrual loans	$800,288	$822,264
90 days past due	164	21,551
Restructured loans	0	0

Totals	$800,452	$843,815
Impaired loans with a valuation allowance	$199,698	$552,104
Valuation allowance related to impaired loans	$179,133	$350,000

          Management is also confident there will be no significant loss incurred as the Bank is well secured on these assets.

          Charged off loans through September 30, 2002, amounted to $510,615 and charged off loans through September 30, 2001, were $26,759.  Recoveries through September 30, 2002 were $49,029 as compared to $13,019 as of September 30, 2001.

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

          The Bank currently has no assets carried as Other Real Estate Owned (OREO).  Repossessed assets total $20,423.

          Deposits:

          Deposits were $ 244.7 million at September 30, 2002 and $211.8 million at December 31, 2001.  Deposits were $205.8 million at September 30, 2001.  The Bank’s mix of deposit dollars has changed from September 30, 2001 with net increases in all categories.   It is management’s opinion that this trend will continue in the current interest rate environment.

Page: 14

PART I. - FINANCIAL INFORMATION (cont’d.) 902-10QSB

Item 3.  Controls and Procedures

Chesapeake Financial Shares, Inc.

Within the 90 days prior to the date of this report, the Company has carried out an evaluation, under the supervision and with the participation of the company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Page: 15

PART II. - OTHER INFORMATION 9/02-10QSB

Chesapeake Financial Shares, Inc.

Item l. - Legal Proceedings
None to report

Item 2. - Changes in Securities
None to report.

Item 3. Default Upon Senior Securities
None to report.

Item 4. - Submission of Matters to a Vote of Security Holders
None to Report.

Item 5. Other Information

CFS filed a Report on Form 8-K on September 13, 2002 that included a copy of its news release, dated September 3, 2002 and a letter to shareholders announcing the company’s proposed plan to engage in a “going private” transaction which, if approved by shareholders, would result in approximately 73,300 shares, representing approximately 5.7% of CFS’ outstanding shares, being converted into the right to receive from CFS $27.00 in cash per share.

Page: 16

PART II. - OTHER INFORMATION 9/02-10QSB

Chesapeake Financial Shares, Inc.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit 2 Plan of acquisition, reorganization, arrangement, liquidation or succession	N/A

	Exhibit 4 Instruments defining the rights of security holders, including indentures	N/A (1)

	Exhibit 10 Material contracts	N/A (1)

	Exhibit 11 Statement re: computation of earnings per share	See Part 1, Item 1, Note 3 of this Form 10-QSB

	Exhibit 15 Letter re: unaudited interim financial information	N/A
{TALK TO YHB}

	Exhibit 18 Letter re: change in accounting principles	N/A

	Exhibit 19 Report furnished to security holders	N/A

	Exhibit 22 Published report regarding matters submitted to vote of security holders	N/A

	Exhibit 23 Consents of experts and counsel	N/A

	Exhibit 24 Power of attorney	N/A

	Exhibit 27 Financial data schedule	N/A

	Exhibit 99 Certification of CEO and CFO	Attached

(b)  Reports on Form 8-K.  CFS filed a Report on Form 8-K on September 13, 2002 that included a copy of its news release, dated September 3, 2002 and a letter to shareholders announcing the company’s proposed plan to engage in a “going private” transaction which, if approved by shareholders, would result in approximately 73,300 shares, representing approximately 5.7% of CFS’ outstanding shares, being converted into the right to receive from CFS $27.00 in cash per share.

(1)  Incorporated by reference to previously filed Registration Statement on Form S-18, Registration No: 33-27825, dated May 15, 1989, as amended.

Page: 17

SIGNATURES

Chesapeake Financial Shares, Inc.	SEC 10-QSB 6/02

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE FINANCIAL SHARES, INC.

(Registrant)

11/08/02	/s/ DOUGLAS D. MONROE, JR.

(Date)	(Signature) Douglas D. Monroe, Jr. Chairman and Chief Executive Officer

11/08/02	/s/ JOHN H. HUNT, II

(Date)	(Signature) John H. Hunt, II Secretary and Chief Financial Officer

Page: 18